Form 10-Q
period 2012-03-31
Spicy Gourmet Manufacturing, Inc.
filed 2012-05-17
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

COMMISSION FILE NUMBER: 000-54616

SPICY GOURMET MANUFACTURING, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE 45-2282672

(State of Incorporation) (I.R.S. Employer ID Number)

7910 Ivanhoe Ave. #414

La Jolla, California 92037

Tel: 858-459-1133

(Address and telephone number of principal executive offices)

Copies to:

Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, CA 92038

(858) 459-1133 - Tel

(858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No [ ]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 10, 2012 was 11,180,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2012, prepared by the company, immediately follow.

SPICY GOURMET MANUFACTURING, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of Mar. 31, 2012 (Unaudited)	As of Dec. 31, 2011 (Audited)
ASSETS

Current Assets
Cash	$ 1,000	$ 5,000
TOTAL ASSETS	$ 1,000	$ 5,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

TOTAL LIABILITIES	$ -	$ -

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding as of Mar. 31 2012 or Dec. 31, 2011	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,180,000 shares issued and outstanding as of 3/31/2012 and 12/31/2011	1,118	1,118

Additional paid in capital	4,000	4,000
Retained earnings (Deficit)	(4,118)	(118)

TOTAL SHAREHOLDERS' EQUITY	1,000	5,000
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 1,000	$ 5,000

See Notes to Financial Statements

3

SPICY GOURMET MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
			From Inception Dec. 30, 2010
	Three Months Ended		through Mar. 31
	2012	2011	2012
Revenue	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses	4,000	118	4,118

Other Income (Expense)	-	-	-

Net Income (Loss)	(4,000)	(118)	(4,118)

Basic and diluted Earning (Loss) per Share	0.000	0.000

Weighted average number of common shares outstanding	11,180,000	1,180,000

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
	Three Months Ended		Dec. 30, 2010
	March 31,		through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$ (4,000)	$ -	$ (4,118)
Adjustments to reconcile net income (loss) to net cash (used in) operations	-	-	-
Net Cash provided by (used in) operations	(4,000)	-	(4,118)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued For cash	-	-	5,000
Common Stock issued For expenses	-	-	118
Net cash provided by financing activities	-	-	5,118

Net increase (decrease)	(4,000)	-

Cash, beginning of period	5,000	-
Cash, end of period	$ 1,000	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Spicy Gourmet Manufacturing, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on December 30, 2010. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. ("SGO"). Under SGO's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which SGO had in the manufacturing of spice mills and similar products; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, "Development Stage Entity." The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b. BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

e. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

f. STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the FASB Accounting Standards Classification using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

g. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of March 31, 2012, there were a total of 11,180,000 common shares issued and outstanding and as of March 31, 2011 there were a total of 1,180,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. ("SGO"). The Court ordered the distribution of shares in Spicy Gourmet Manufacturing, Inc. to all general unsecured creditors of SGO, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the issuance of 100,000 shares in the Company to the sole shareholder of SGO. The Court also ordered the distribution of 1,000,000 shares in the Company to the administrative creditors of SGO; these creditors received one share of common stock in the Company for each $0.05 of SGO's administrative debt which they held.

The Court also ordered the distribution of warrants in the Company to all administrative creditors of SGO, with these creditors to receive five warrants in the Company for each $0.05 of SGO's administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. This warrant distribution also took place on December 30, 2010.

On June 30, 2011 the Company's two officers acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at the price of $0.0005 per share for a total of $5,000.

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at March 31, 2012.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. WARRANTS AND OPTIONS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. ("SGO") to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. As of the date of this report, no warrants have been exercised.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended March 31, 2012 and 2011.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

Spicy Gourmet Manufacturing, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on December 30, 2010. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. ("SGO"). Under SGO's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which SGO had in the manufacturing of spice mills and similar products; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Management is currently engaged in attempts to obtain sales orders for its spice mills with payment terms such that the Company could afford the manufacturing costs and carrying period. The Company is also considering a possible sale of its molds on terms which would provide a royalty on spice mills sold. The Company has been in the development stage since its formation and has not yet realized any revenues from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012 we had assets of $1,000, all in cash, and no liabilities, and we had an accumulated deficit of $4,118. As of December 31, 2011, our last audit date, we had assets of $5,000, all in cash, and no liabilities, and we had an accumulated deficit of $118. Thus there was a loss of $4,000 during the quarter. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until a sale of our spice mills.

We are dependent upon our officers to meet any costs we may incur in excess of our limited cash on hand. Our President and our Secretary have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances will be interest-free.

RESULTS OF OPERATIONS

The Company has refused one order for its spice mills because the order was large and required a significant delay in payment and the Company lacks the resources to carry a large receivable for an extended time. The Company has not been successful in generating smaller orders or orders on substantially more favorable payment terms. As a result, the Company has had no revenues since its inception on December 30, 2010, and no revenues will develop unless and until the Company is successful in manufacturing and selling its spice mills on favorable terms.

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity,

capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our initial Form 10 as filed with the SEC on March 1, 2012, and the subsequent amendments thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s first issuance of common stock, totaling 1,180,000 shares, was made pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”). The Court ordered the distribution of 1,180,000 shares in Spicy Gourmet Manufacturing, Inc. to all general unsecured creditors of SGO, all administrative creditors of SGO, and all shareholders of SGO. On June 30, 2011 the President and the Secretary of the Company acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at a price of $0.0005 per share for total proceeds of $5,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No. Description

--- -----------

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2011 and March 31, 2012, (ii) Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012                         Spicy Gourmet Manufacturing, Inc.

 By: /s/ Ali Balaban

_________________________________

Ali Balaban

President, CEO and Director

 By: /s/ Daniel Masters

_________________________________

Daniel Masters

CFO, Secretary, and Director

