Form 10-Q
period 2012-06-30
Spicy Gourmet Manufacturing, Inc.
filed 2012-09-04
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	transition report pursuant to section 13 or 15 (D) of the securities exchange act of 1934

For the transition period from_______to_______

COMMISSION FILE NUMBER: 000-54616

SPICY GOURMET MANUFACTURING, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	45-2282672
(State of Incorporation)	(I.R.S. Employer ID Number)

7910 Ivanhoe Ave. #414 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858)-459-1133

 (Registrant’s telephone number, including area code)

Copies to:

Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, CA 92038

(858) 459-1133 - Tel

(858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 1, 2012 was 11,180,000.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2012, prepared by the company, immediately follow.

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	June 30, 2012	December 31, 2011
	(unaudited)	(Audited)

Assets

Current Assets
Cash	$1,000	$5,000
Total Assets	$1,000	$5,000

Liabilities and Shareholder's Equity (Deficit)
Total Liabilities	$-	$-

Stockholders' Equity

Preferred stock, $0.0001 par value,
20,000,000 shares authorized, no
shares issued or outstanding as
of June 30, 2012 or December 31, 2011	-	-

Common Stock, $0.0001 par value,
100,000,000 shares authorized,
1,180,000 shares issued and outstanding
as of 6/30/2012 and 12/31/2011	1,118	1,118

Additional paid in capital	4,000	4,000
Retained earnings (Deficit)	(4,118)	(118)

Total shareholders' Equity	1,000	5,000
Total Liabilities & Stockholders' Equity	$1,000	$5,000

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

					From Inception
					Dec. 30, 2010
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
Gen. Admin. Exps.	-	-	4,000	-	4,118
Operating Expenses	-	-	4,000	-	4,118

Other Inc. (Exp.)	-	-	-	-	-

Net Income (Loss)	-	-	(4,000)	-	(4,118)

Basic and diluted Earning
(Loss) per Share	0	0	0	0

Weighted Average Number
of common shares
outstanding	11,180,000	11,180,000	11,180,000	11,180,000

 See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					From Inception
					Dec. 30, 2010
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Cash Flows From
Operating Activities

Net income (Loss)	$-	$-	$(4,000)	$-	$(4,118)

Increase (Decrease)
in Accts Payable	-	-	-	-

Changes in operating
assets &* Liabilities	-	-	-	-	-

Net Cash provided by
(used in) operations	-	-	(4,000)	-	(4,118)

Cash Flows From
Investing Activities

Net cash provided by
investing activities	-	-	-	-	-

Cash Flows From
Financing Activities

Common Stock Issuance
For Cash	-	5,000	-	5,000	5,000

Common Stock Issuance
For Expenses	-	-	-	-	118

Net cash provided by
financing activities	-	5,000	-	5,000	5,118

Net increase (decrease)	-	5,000	(4,000)	5,000

Cash beginning of period	1,000	-	5,000	-

Cash end of period	$1,000	$5,000	$1,000	$5,000	$1,000

Supplemental Disclosures of
Cash Flow Information

Interest Paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

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

COMMON STOCK: As of June 30, 2012, there were a total of 11,180,000 common shares issued and outstanding and as of June 30, 2011 there were also a total of 1,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2012.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the three-months period ended June 30, 2012 is as follows:

INCOME/LOSS PER COMMON SHARE, BASIC		6/30/2012

Numerator	Net income (loss)	—
Denominator	Weighted-average shares	11,180,000

	Net loss per common share	(0.0000)

For the period from inception (December 30, 2010) to June 30, 2012 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

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

NOTE 8. WARRANTS AND OPTIONS

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

NOTE 9. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended June 30, 2012 and 2011.

NOTE 10. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we had assets of $1,000, all in cash, and no liabilities, and we had an accumulated deficit of $4,118. Also as of March 31, 2012 we had assets of $1,000, all in cash, and no liabilities, and we had an accumulated deficit of $4,118. As of December 31, 2011, our last audit date, we had assets of $5,000, all in cash, and no liabilities, and we had an accumulated deficit of $118. Thus there was no change during the quarter ended June 30, 2012 but there was a loss of $4,000 during the six month period ended June 30, 2012. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until a sale of our spice mill’s or a business combination that results in revenues greater than expenses.

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

RESULTS OF OPERATIONS

The Company has refused one order for its spice mill’s because the order was large and required a significant delay in payment and the Company lacks the resources to carry a large receivable for an extended time. The Company has not been successful in generating smaller orders or orders on substantially more favorable payment terms. As a result, the Company has had no revenues since its inception on December 30, 2010, and no revenues will develop unless and until the Company is successful in manufacturing and selling its spice mill’s on favorable terms.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2011 and June 30, 2012, (ii) Statement of Operations for the three and six month periods ended June 30, 2012 and 2011, (iii) Statement of Cash Flows for the three and six month periods ended June 30, 2012 and 2011, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2012

Spicy Gourmet Manufacturing, Inc.

By: /s/ Ali Balaban

Ali Balaban

President, CEO and Director

By: /s/ Daniel Masters

Daniel Masters

CFO, Secretary, and Director