Form 10-Q
period 2012-09-30
Spicy Gourmet Manufacturing, Inc.
filed 2012-10-19
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

COMMISSION FILE NUMBER: 000-54616

SPICY GOURMET MANUFACTURING, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	45-2282672
(State of Incorporation)	(I.R.S. Employer ID Number)

7910 Ivanhoe Ave. #414

La Jolla, California 92037

Tel: 858-459-1133

(Address and telephone number of principal executive offices)

Copies to:

Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, CA 92038

(858) 459-1133 - Tel

(858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated Filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of October 10, 2012 was 11,180,000.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2012, prepared by the company, immediately follow.

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of Sept. 30, 2012 (Unaudited)	As of Dec. 31, 2011 (Audited)
ASSETS

Current Assets
Cash	$1,000	$5,000
Total Assets	$1,000	$5,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

TOTAL LIABILITIES	$500	$–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding as of Sept. 30, 2012 or Dec. 31, 2011	–	–

Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,180,000 shares issued and outstanding as of 9/30/2012 and 12/31/2011	1,118	1,118

Additional paid in capital	4,000	4,000
Retained earnings (Deficit)	(4,618)	(118)

TOTAL SHAREHOLDERS’ EQUITY	500	5,000

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,000	$5,000

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception Dec. 30, 2010 through
	Sept. 30,		Sept. 30,		Sept. 30,
	2012	2011	2012	2011	2012

Revenue	$–	$–	$–	$–	$–
Total Revenue	–	–	–	–	–

Expenses
Gen. & Admin. Exps.	500	–	4,000	–	4,618
Operating Expenses	500	–	4,000	–	4,618

Other Inc. (Exp.)	–	–	–	–	–

Net Income (Loss)	(500)	–	(4,000)	–	(4,618)

Basic and diluted Earnings (Loss) per Share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average number of common shares outstanding	11,180,000	11,180,000	11,180,000	11,180,000

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended				From Inception Dec. 30, 2010 through
	Sept. 30,		Sept. 30,				Sept. 30,
	2012	2011	2012	2011			2012
Cash Flows From Operating Activities

Net Income (Loss)	$(500)	$–	$(4,000)		$–		$(4,618)

Increase (Decrease) in Accts Payable	500	–	–		–

Changes in operating assets & liabilities	–	–	–		–

Net Cash provided by (used in) operations	–	–	(4,000)		–		(4,618)

Cash Flows From Investing Activities

Net cash provided by investing activities	–	–	–		–		–

Cash Flows From Financing Activities

Common Stock Issuance For Cash	–	5,000	–		5,000		5,000

Common Stock Issuance For Expenses	–	–	–		–		618

Net cash provided by financing activities	–	5,000	–		5,000		5,618

Net increase (decrease)	–	5,000	(4,000)		5,000		1,000
Cash beginning of period	1,000	–	5,000		–		–
Cash end of period	$1,000	$5,000	$1,000		$5,000		1,000

Supplemental Disclosures of Cash Flow Information

Interest paid	$–	$–		$		$-	$–
Income taxes paid	$–	$–	$–		$–		$–

See Notes to Financial Statements

SPICY GOURMET MANUFACTURING, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

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

COMMON STOCK: As of September 30, 2012, there were a total of 11,180,000 common shares issued and outstanding and as of September 30, 2011 there were also a total of 11,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 11,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at September 30, 2012 and 2011.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings per share for the three-months period ended September 30, 2012 is as follows:

		9-30-2012
INCOME/LOSS PER COMMON SHARE, BASIC
Numerator	Net income (loss)	$(500)
Denominator	Weighted-average shares	11,180,000
Net loss per common share		$(0.0000)

For the period from inception (December 30, 2010) to September 30, 2012 there were 5,000,000 shares issuable upon exercise of warrants, however the exercise prices are such that issuance of these shares would be non-dilutive. Thus diluted earnings per share were the same as basic earnings per share at all times.

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

NOTE 9. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended September 30, 2012 and 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012 we had assets of $1,000, all in cash, and liabilities of $500, and we had an accumulated deficit of $4,618. As of June 30, 2012 we had assets of $1,000, all in cash, and no liabilities, and we had an accumulated deficit of $4,118. As of December 31, 2011, our last audit date, we had assets of $5,000, all in cash, and no liabilities, and we had an accumulated deficit of $118. Thus there was a loss of $500 during the quarter ended September 30, 2012 and there was a loss of $4,500 during the nine month period ended September 30, 2012. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until a sale of our spice mills or a business combination that results in revenues greater than expenses.

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

RESULTS OF OPERATIONS

The Company has not been successful in generating orders of a size that we are confident we can complete, or orders on favorable payment terms. As a result, the Company has had no revenues since its inception on December 30, 2010, and no revenues will develop unless and until the Company is successful in manufacturing and selling its spice mills on favorable terms.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2011 and September 30, 2012, (ii) Statement of Operations for the three and nine month periods ended September 30, 2012 and 2011, (iii) Statement of Cash Flows for the three and nine month periods ended September 30, 2012 and 2011, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2012	Spicy Gourmet Manufacturing, Inc.

	By:	/s/ Ali Balaban
Ali Balaban
President, CEO and Director

	By:	/s/ Daniel Masters
Daniel Masters
CFO, Secretary, and Director

