Form 10-K
period 2012-12-31
BullsNBears.com, Inc.
filed 2013-04-15
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to __________

Commission File Number:  000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. Atlantic Ave. Suite B-7 Delray Beach, FL

33445

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code (561) 265-5657

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes [  ]   No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.  $0 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 15, 2013, the registrant had 11,680,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•

need for additional capital,

•

our ability to continue as a going concern,

•

the development stage of our business,

•

our inability to manage our growth,

•

potential infringement of third party intellectual property rights,

•

our common stock is quoted on the OTC Markets,

•

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•

the application of penny stock rules to trading in our common stock,

•

convertible notes held by our Chairman, and

•

the dilutive impact of outstanding convertible notes and warrants.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our other filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.bullsnbears.com.  Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “BullsnBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsnBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet International, Inc.. In addition, “2013” refers to the year ending December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2011” refers to the year ended December 31, 2011.

PART I

ITEM 1.          BUSINESS.

Overview

We are a development stage “new media” company that intends to develop a unique combination of popular and synergistic online financial information and social media services and tools, results driven Internet marketing and an e-commerce business.  We will utilize proprietary technologies, compelling content, unique community features, analytical marketing and specialized e-commerce tools to generate predominantly advertising, subscription and e-commerce revenues.  We expect that the BullsnBears.com network will blend user-generated and proprietary online content that motivates users to spend more time on the network and to invite their financial friends to join them. By integrating social networking applications, self publishing and viral marketing, we expect that the BullsnBears network will grow to become an important destination to visit for all their financial needs, questions, concerns.

Our goal will be to also leverage optimization technologies, marketing methodologies and the Internet through various sources either proprietary or acquired.  We believe that the financial community wants access to:

•

communication methods and voluminous information available on the Internet in one centralized location, easy to find and pertinent to their needs;

•

information that has not been tainted or embellished by various promotion activities;

•

the same information as the various specialists that they interrelate with; and

•

people, groups and companies they need to interact with on a daily basis.

We will seek to network the correct individuals, groups, and companies who have similar or related requirements for and with each other into a unified, cohesive and expanding group on a level playing field providing all services needed by the community through the development and deployment of information.  We intend to accomplish this goal by providing a social, informational, and level playing field in one centralized location.

We intend to create an information-based online business environment that is not “just another financial website.”  We expect to provide all the services that the online financial community needs with access to all U.S.  exchanges and communication between members through blogging, profiling and advertising specific to community interests.  Our information is expected to provide users with the ability to provide the correct data to the precisely correct recipient.

Our business model envisions that we will market our company to the members of the financial community by emphasizing what we believe are the following potential benefits:

•

bringing people together with specific, yet interdependent interests and backgrounds;

•

networking for their various requirements within their respective zones;

•

in conjunction with targeted opt-in email distribution to our members, lead delivery, pay per click, and advertising;

•

level playing field with objective data;

•

eliminate unfair advantages or lack of awareness; and

•

utilize the successful models of Facebook and Google

Our mission is to become the premier online financial network community.  In an effort to achieve this goal, we will seek to develop and maintain a thriving business environment with members building strong relationships and provide a neutral, non-transaction based network in which to operate.  To achieve these objectives, we expect to create a chat room environment that remains public and open on all levels by:

•

establish as network which does not allow for individual or private chat rooms, private messaging, or similar non-public communications, eliminating "behind the scene activities” such as information exchanges that could alter the playing field to the advantage of a particular company or group;

•

facilitating investment objectives and/or needs;

•

providing equal resources for all members to build upon;

•

creating unique member profiles for sharing information; and

•

operating as a full service search engine portal; .

We believe the keys to our ability to reach out goals are:

•

creating a unique innovative and balanced information-dedicated online business community which would be recognizes as a premier place for the financial community and not “just another financial website”;

•

positioning our company as a hub for business socialization, networking, and information exchange;

•

servicing  both the novice and expert investor;

•

positioning our company as an information resource center and balanced playing field and developing an online financial community that caters to the unique needs and activities of its diverse membership;

•

launching our Smart Data Exchange with the goal of fulfilling the information needs of each unique member;

•

offering the online financial community the essential elements of functionality and ease for the end-user by providing sufficient and dependable bandwidth that can grow exponentially with the community, premium content, content security and content acquisition and management.

Our Business Strategy

We expect to pursue initiatives that promote the viral growth of our member base. These initiatives will include registration, optimization, enhanced search engine optimization, seamless integration with other applications and enhancements to our communication capabilities.  We believe that viral growth is a critical element in our mission to connect the world’s financial professionals.

As the amount of information being shared across the Internet continues to rapidly grow, we will seek to be the essential source for relevant shared financial knowledge and data.  Our platform will enable members to easily contribute and share information at their discretion. We will seek to be uniquely positioned to continue to create more value from this information by providing relevant and timely financial intelligence, insights and recommendations to our members, enabling them to be more productive both financially and socially.

We intend to leverage what we believe is a unique business model to further monetize our platform while adding value to our members.  By providing our members with better tools to share their financial skills and insights, our goal will be to provide financial solutions which can more efficiently and effectively identify specific active and passive opportunities or a particular opportunity resulting in financial or social benefit for both individual members and companies.  A core part of our strategy will be making our solutions more relevant for our members and customers by significantly investing in targeting capabilities and analytics.

Marketing

The goal of our marketing efforts will be to enable marketers and advertisers to reach and engage with a relevant audience and connect them to desired products and services. Our self-service platform will enables advertisers to build and target their advertisement to our members based on information provided in their profile.  We expect that  BullsnBears.comAds will include the following features:

•

Targeting.  Ads will be targeted to specific members based on their profile information. Targetable attributes will include the member’s investment sector, goals, industry and geography;

•

Daily Campaign Budgets.  A maximum daily budget will be set for advertisements.

•

Campaign Management.  Advertisers will be able to set up and manage multiple campaigns as well as multiple ad units per campaign.

•

Reporting.  Advertisers will be able to continuously monitor clicks, impressions, click-through rates, average cost-per-click and total budget spent.

Informational Ads.

We expect that these marketing solutions will target larger advertisers which and will receive dedicated account management and have access to additional marketing solutions such as:

•

Display Ads:  Advertisers will be able to use the same targeting engine such as the one used for LinkedIn Ads to serve ads in a variety of sizes and formats, including rich media; and

•

Sponsorships:   Advertisers will be able to sponsor specific areas of our website, polls, events and a variety of applications.

Our criteria for all marketing campaigns is expected to require that all advertising place an emphasis on service and informational diversification, and convey our vision along with the products and services.

We intend to use the Internet as a primary sales tool for all paid promotion, awareness and positioning.  We expect that our member base will be Internet savvy and comfortable seeking new social networking tools and services on the Internet.   We also intend to use direct mail and e-mail resources to attract customers.

We are developing a comprehensive web site that will promote BullsnBears products and services.  We also expect to develop a strong SEO (search engine optimization) process with the goal of getting BullsnBears.com on the first page of search results in all categories relating to our products and services.

Call Center

We expect to establish a call center operation in Florida.  This call center will be staffed by trained financial sales specialists.  Each financial specialist will complete a specialized training program developed to ensure the highest level of product knowledge and customer service.  They will adapt at selling new customers Smart Ad services and taking reorders as well.  In certain cases, they will be allowed to maintain a specific customer base for which they will personally responsible and accountable for.

Capital Needs

Our ability to implement this business model, develop and launch a comprehensive website and market our products and services is dependent upon our ability to raise sufficient capital.  As described later in this report, we have determined we need to raise approximately $4,500,000 for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital.  Although we have received approximately $513,000 in net proceeds from the sale of our one-year 10% convertible promissory notes subsequent to December 31, 2012, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital.  In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

Competition

Most of our competitors are well-established networks and have substantially greater financial resources than we have.   However these large companies, such as LinkedIn, Facebook and Pinterest, serve as a providers of information on all subject matters.  We will seek to compete in our market by focusing on the financial community niche market.  There are no assurances, however, we will ever effectively compete in our target market.

Government regulation

While there are currently relatively few laws or regulations directly applicable to Internet access, commerce, or commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local, and international governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations, or commencing litigation with respect to the Internet and other online services covering issues such as:

•

user privacy;

•

trespass;

•

defamation;

•

database and data protection;

•

limitations on the distribution of materials considered harmful to children;

•

liability for misinformation provided over the web;

•

user protection, pricing, taxation, and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);

•

delivery of contextual advertisements via connected desktop software;

•

intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;

•

distribution, characteristics, and quality of products and services; and

•

other consumer protection laws.

Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers' computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information.  We do not expect to rely on spyware for any purpose, and it will not be part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our product offerings. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers.  We expect that all downloadable software that we will distribute will require an express consent of the consumer and will provide consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

Intellectual property

We expect to rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success will depend on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We expect to also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.

We own the domain names www.bullsnbears.com and bullnbearsinfo.com. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Employees

As of April 15, 2013 we have three full time employees as well as individuals working for us in outsourced rolls in consulting and marketing.  None of our employees are covered by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

Our history

We were organized under the laws of the State of Delaware on December 30, 2010 under the name Spicy Gourmet International, Inc. as part of the implementation of the Chapter 11 plan of reorganization of Spicy Gourmet Organics, Inc. ("SGO"), a California corporation.  SGO was incorporated in the State of California in 2006 and was formed to import specialty, organic spices from South Asia and sell them in the United States.  SGO was under capitalized and sales of its spice products were slow to develop, possibly due to the current recession. As a result SGO lacked sufficient cash flow to meet its current obligations and on October 1, 2010 SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California. SGO's plan of reorganization was confirmed by the Court on November 19, 2010.

The plan of reorganization provided for the acquisition by SGO of a new, unrelated, retail business and the spin off of all of the various elements of SGO's spice business to four different entities. The plan of reorganization called for the spin off of SGO's manufacturing business to our company, the incorporation of our company, and the distribution of shares of our common stock to the bankruptcy creditors. The plan required us to issue 1,180,000 shares of our common stock and distribute these to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The shares were distributed pursuant to Section 1145 of the U.S. Bankruptcy Code.

The Court also ordered the distribution of warrants to all administrative creditors of SGO, with these creditors to receive five warrants exercisable into shares of our common stock for each $0.05 of SGO's administrative debt which they held.  These creditors received an aggregate of 5,000,000 warrants consisting of:

•

1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00;

•

1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00;

•

1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00;

•

1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and

•

1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00.

All warrants are exercisable at any time prior to November 19, 2015. This warrants distribution also took place on December 30, 2010. During October 2012, we agreed to reduce the exercise price of the outstanding warrants to $0.25 per share.

We were a “shell company” as that term is defined in the Securities Act of 1933 from our date of incorporation until October 2012.

On October 20, 2012, we acquired from James M. Palladino, then an unrelated third party, the URL domain name and websites of bullsnbears.com and bullnbearsinfo.com. for $150,000.  As consideration for this purchase, we issued Mr. Palladino a one year 6% promissory note in the principal amount of $150,000.  Following this asset purchase we were no longer considered a “shell company.”  On October 23, 2012 our former officers and directors resigned and certain of our current officers and directors were appointed, with the balance of our directors being appointed in December 2012.

In November 2012 we changed our name to BullsnBears.com, Inc.

ITEM 1A.

RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business

We have only recently exited shell status, have not operated profitably since inception, and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future.  In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however those assets had never generated any revenues.  We did not report revenues in 2012, and our net loss was $240,863.  At December 31, 2012 we had a working capital deficit of $302,761.  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  As described elsewhere herein, we will need to raise significant additional capital.  Our working capital is not sufficient to fund our operations.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2012 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

We are a development stage company with no history of operations upon which an investor could evaluate our company.  There are no assurances our business model will prove successful.

We are a development stage company with no operating history.  Our business is in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.  This lack of operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market.  There are no assurances will be successful in the further implementation of our business model.

We cannot assure you that we will be able to manage the growth of our organization effectively.

We currently expect to experience rapid growth in demand for our products if we are able to penetrate new markets.  Any future successful growth and/or expansion of our business and product offerings will place significant demands on our management and our operational and financial resources. We will be required to manage multiple relations with various merchants, subscribers, technology licensors and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. To effectively manage our proposed growth, we must continue to implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base. There are no assurances our efforts will be effective.

We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement.  We are aware of allegations from time to time concerning these types of claims and in particular in respect of copyright and trademark infringement claims. While we believe that we have defenses to these types of claims under appropriate trademark laws, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of management's time and attention.

Risks Related to Our Common Stock

Our common stock is currently quoted on the OTC Markets, but trading in the securities is limited.

Currently, our common stock is quoted on the OTC Markets.  The market for these securities is extremely limited and there are no assurances an active market for either security will ever develop.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  Further, our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion.  Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.  SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We have outstanding convertible notes, the conversion terms of which have not been fixed, which are held by the Chairman of the Board.

We owe Mr. Palladino, the Chairman of the Board, an aggregate of $51,384 principal amount due under the terms of two one year 10% senior convertible notes which mature between October 2013 and December 2013.  The principal amount of these notes can be convertible, at the sole option of the holder and in whole or in part, into shares of our common stock at a conversion price to be determined by our Board of Directors, of which Mr. Palladino is a member, at or prior to the maturity date.  As a result of the inherent conflict of interest, there are no assurances that the conversion terms of these notes, if established, will be fair to our company.

The majority of our outstanding common shares are “restricted securities” and we have outstanding warrants and convertible notes to purchase approximately 32% of our currently outstanding common stock.

At April 15, 2012 we had 11,680,000 shares of common stock outstanding together with outstanding warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.25 per share, and convertible promissory notes to purchase an additional 513,000 shares of our common stock at a conversion price of $1.00 per share.  The majority of our outstanding shares of common stock are "restricted securities" and the ability to freely resell those shares is limited by Federal securities laws.   Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.  In addition, in the event of the exercise of the warrants and/or conversion of the convertible notes, the number of our outstanding common stock will increase by almost 47%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.              PROPERTIES.

Our corporate offices are located at 4731 W. Atlantic Ave. Suite B7, Delray Beach, Florida 33445.  This property is leased by Mr. James M. Palladino, the Chairman of the Board, and is provided to us on a month-to-month basis without a lease for $3,113.75 monthly.  We believe that our current space and arrangement is adequate to meet our current needs.

ITEM 3.              LEGAL PROCEEDINGS/

We were a defendant in claim that alleged a violation of the Telephone Consumer Protection Act 47 U.S.C. § 227 (TCPA) against an individual.  Even though we admitted no wrongdoing, we entered into a settlement with the plaintiff for $2,500.00, on March 19, 2013.  The terms of this settlement included a general release in our favor.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable for our operations.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 2, 2012 our shares of common stock are quoted by the OTC Markets Group Inc. under the symbol “BNBI”.  Our shares of common stock are thinly traded.  Set forth below are the high and low closing bid prices for our common stock for the fourth quarter of 2012.  These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

October 2, 2012 through December 31, 2012	$0.02	$3.00

As of April 9, 2013, the last sale price of our common stock as reported on the OTC Markets was $2.00 per share.  As of April 15, 2013 there are approximately 53 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

On December 6, 2012 we sold 500,000 of our common stock for cash in the amount of $50,000 or $.10 per share.  The proceeds were used for working capital.

Between January 2013 and April 2013, we issued and sold to twelve accredited investors a total of $513,000 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) and Regulation D of that act. We received gross proceeds of $513,000.  We are using the net proceeds for working capital.

The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date.  At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.               SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Prior to our acquisition in October 2012, of the URL domain names and websites of bullsnbears.com and bullnbearsinfo.com we were a “shell company” as that term is defined in Federal securities laws.  We are now a development stage company that is in the process of developing a financial networking portal to fill the gap we believe that currently exists between the financial community and investors.  We expect that the financial social media network will provide information and business gathering place for investors, public and private companies, brokers, Securities and Exchange Commission attorneys and accounting firms, all in one location.  We expect to generate revenue predominantly through advertising, subscription and e-commerce revenues.

Following the closing of the acquisition of these assets, during the balance of the fourth quarter we commenced the design and development of system.  In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $4,500,000.  We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital.  Although we have received approximately $513,000 in net proceeds from the sale of our one-year 10% convertible promissory notes subsequent to December 31, 2012, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital.  In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of $358,614 since inception through December 31, 2012.  The report of our independent registered public accounting firm on our financial statements for the period of inception (December 30, 2010) through December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit.   These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2012 COMPARED TO DECEMBER, 2011

We did not generate any revenues during either 2011 or 2012.  During 2012, our operating expenses included non-cash depreciation and amortization related to the value of the URL domain names and websites we purchased in October 2012, expenses related to the repricing of common stock warrants and general and administrative expenses.  We did not have any operating expenses in 2011.  Although we expect our operating expenses to significantly increase in 2013, we are unable at this time to quantify the amount of this expected increase as it is directly attributable to the rate at which we are able to implement our business model.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At December 31, 2012 we had a cash on hand of $10,673 and a working capital deficit of $302,761 as compared to cash on hand of $5,000 and working capital of $5,000 at December 31, 2011.  The increase in our total assets at December 31, 2012 from December 31, 2011 is mainly attributed to our purchase of the URL domain names and websites in October 2012.  We have been dependent upon funds borrowed from related parties to provide capital for our operations.  Included in our current liabilities at December 31, 2012 is approximately $292,000 which is due related parties, including:

•

$150,000 principal and $1,775 in accrued interest due under the one note we issued in October 2012 for the purchase of the URL domain names and websites,

•

$21,716 principal and $363 in accrued interest due under a one year 10% senior convertible note we issued in October 2012, the proceeds of which were used for office equipment and supplies,

•

$30,208 principal due under a one year 10% senior convertible note issued in December 2012, in payment of cash advances and expenses paid on our behalf,

•

$9,432 in past due rent, and

•

$78,500 due for consulting expenses.

Subsequent to December 31 2012, we have made several payments totaling $250,000 to the related party.

We do not have any external sources of working capital.  Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due.  As described earlier in this report, we need to raise significant capital to provide funds to implement our business model and pay our operating expenses.  If we are not successful in raising the necessary capital, we may be required to curtail some or all of our operations.

Cash Flows from Operating Activities

During the year ended December 31, 2012, the Company used $75,296 of cash flow from operating activities compared with use of $0 during the year ended December 31, 2011.  The increase in the use of cash flow from operating activities is mainly due to the increase in overall operating expenses from fiscal 2011 when the Company had no operating activities.

Cash Flows from Investing Activity

During the years ended December 31, 2012 and 2011, the Company did not expend any cash on capital purchases.

Cash Flows from Financing Activities

During the year ended December 31, 2012, the Company received cash advances and expenses paid on its behalf totaling $30,969 from convertible notes payable from a related party and $50,000 from the issuance of common stock, compared to $5,000 from the issuance of common stock in fiscal 2011.

Critical Accounting Policies

Certain accounting policies which are critical to our financial statement presentation are described under Note 1 of the Notes to Financial Statements appearing later in this report.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BullsnBears.com, Inc.

(Formerly Spicy Gourmet Manufacturing)

(a development stage company)

Delray Beach, Florida

We have audited the balance sheets of BullsnBears.com, Inc., (formerly Spicy Gourmet Manufacturing, Inc.) (collectively, the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from December 30, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BullsnBears.com, Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from December 30, 2010 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BullsnBears.com, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, BullsnBears.com, Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2013

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

(A DEVELOPMENT STAGE COMPANY)

 Balance Sheets

ASSETS

	2012	2011
CURRENT ASSETS

Cash	$ 10,673	$ 5,000
Other current assets	96	-
Total Current Assets	10,769	5,000

Property and equipment, net of accumulated depreciation of $933	20,023	-
Intangible assets, net of accumulated depreciation of $6,250	143,750	-

TOTAL ASSETS	$ 174,542	$ 5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 21,536.00	$ -
Accounts payable – related party	87,932	-
Note payable – related party	150,000	-
Convertible Notes payable - related party	51,924	-
Accrued interest payable - related party	2,138	-

Total Current Liabilities	313,530

Total Liabilities	313,530

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 and 11,180,000 shares issued and outstanding, respectively	1,168	1,118
Additional paid-in capital	218,458	4,000
Deficit accumulated in the development stage	(358,614)	(118)

Total Stockholders' Equity (Deficit)	(138,988)	5,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 174,542	$ 5,000

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

 Statements of Operations

			December 30,
			2010
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization expense	7,182	-	7,182
Warrant re-pricing expense	164,508	-	164,508
General and administrative	184,668	-	184,786

Total Operating Expenses	356,358	-	356,476

OPERATING LOSS	356,358	-	356,476

OTHER INCOME (EXPENSE)
Interest expense	2,138	-	2,138

Total Other Income (Expense)	2,138	-	2,138

NET LOSS	$358,496	$-	$358,614

BASIC NET LOSS PER COMMON SHARE	$(0.03)	$-

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,214,153	6,200,163

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

 Statements of Stockholders’ Equity (Deficit)

December 30, 2010 (inception) through December 31, 2012

Balance, December 30, 2010	-	$ -	$ -	$ -	$ -
(Date of Inception)

Common stock issued per court order	1,180,000	118	-	-	118

Net loss for the period ended	-	-	-	(118)	(118)
December 31, 2010

Balance, December 31, 2010	1,180,000	118	-	(118)	-

Common stock issued to officers for cash	10,000,000	1,000	4,000	-	5,000

Net loss for the year ended	-	-	-	-	-
December 31, 2011

Balance, December 31, 2011	11,180,000	1,118	4,000	(118)	5,000

Common stock issued for cash	500,000	50	49,950	-	50,000

Warrant re-pricing expense	-	-	164,508	-	164,508

Net loss for the year ended	-	-	-	(358,496)	(358,496)
December 31, 2012

Balance, December 31, 2012	11,680,000	$ 1,168	$ 218,458	$ (358,614)	$ (138,988)

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

 Statements of Cash Flows

			December 30,
			2010
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (358,496)	$ -	$ (358,614)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,182	-	7,182
Common stock issued for settlement	-	-	118
Warrant re-pricing expense	164,508	-	164,508
Changes in operating assets and liabilities
Increase in other assets	(96)	-	(96)
Increase in accounts payable and accrued liabilities	21,536	-	21,536
Increase (decrease) in related party accounts payable and accrued interest	90,070	-	90,070
Net Cash Used in Operating Activities	(75,296)	-	(75,296)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable, related party	30,969	-	30,969
Common stock issued for cash	50,000	5,000	55,000
Net Cash Provided by Financing Activities	80,969	5,000	85,969

INCREASE IN CASH	5,673	5,000	10,673

CASH AT BEGINNING OF PERIOD	5,000	-	-

CASH AT END OF PERIOD	$ 10,673	$ 5,000	$ 10,673

CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Note payable issued for intangible assets	$ 150,000	$ -	$ 150,000
Related party convertible note payable issued for fixed assets	$ 20,955	$ -	$ 20,955

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

Notes to Financial Statements

NOTE 1 -

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of BullsnBears.com, Inc. (the Company) (Formerly Spicy Gourmet Manufacturing, Inc.), a Delaware corporation.  The Company was incorporated on December 30, 2010, under the laws of the State of Delaware.  During November 2012, The Company changed its name from Spicy Gourmet Manufacturing, Inc. to BullsnBears.com, Inc.

The Company owns the Universal Resource Locators (URL) domain name and websites of bullsnbears.com and bullnbearsinfo.com and is in the process of developing a Financial Networking portal to fill the gap that currently exists between the financial community and investors. The financial social media network will provide information and business gathering place for investors, public and private companies, brokers, Securities and Exchange Commission attorneys and accounting firms all in one location.

.

a.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a calendar year-end.

b.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2012 and 2011, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

a.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

b.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.  The Company has recognized no revenue since inception.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

Notes to Financial Statements

c.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Florida.  The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$ 27,400	$ 40
Accrued expenses	37,219
Valuation allowance	(64,619)
Net deferred tax asset	$ -	$ -

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Pre-tax book income (loss)	$ (358,496)	$ (118)
Meals and entertainment	809.00	-
Related party accruals	37,219.00	-
Warrant expense	164,508.00	-
Net operating loss carry forward	83,829.00	-
Valuation allowance	72,131.00	-
Federal Income Tax	$ -	$ -

The Company had net operating losses of approximately $80,700 that expire in years through 2032.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

d.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with ASC 718 “Stock Compensation” and are measured and recognized based on the fair value of the equity instruments issued.  All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with ASC 515 “Equity-Based Payments to Non-Employees”, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

Notes to Financial Statements

e.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

f.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.”  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2012 or 2011.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in other income. Depreciation expense is computed using the straight-line method over lives from three to five years

Property and equipment and accumulated depreciation are as follows:

	December 31,
	$ 2,012	$ 2,011
Furniture and fixtures	5,375	-
Computer and office equipment	15,580	-
Less: Accumulated depreciation	(932)	-
Total fixed assets	$ 20,023.00	$ -

Depreciation expense for the years ended December 31, 2012 and 2011 was $932 and $0, respectively.

NOTE 3 -

INTANGIBLE ASSETS

During October 2012, the Company entered into an Asset Purchase Agreement and a Promissory Note (see Note 4) in the amount of $150,000 for the URL domain names and websites of the Company with a current officer and director of the Company, prior to joining the Company. The assets were capitalized and are being amortized over their estimated useful of 5 years.  The website was placed into service during October 2012.  Amortization expense for the years ended December 31, 2012 was $6,250.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

Notes to Financial Statements

NOTE 4 -

RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 20, 2012, in accordance with an Asset Purchase Agreement (see Note 3), the Company and a current officer and director of the Company entered into a one year, 6% Promissory Note for $150,000, prior to joining the Company.  Accrued interest on the Promissory Note totaled $1,775 at December 31, 2012.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company.  Accrued interest on the Senior Convertible Note totaled $363 at December 31, 2012.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company.

Office Space

The Company currently pays an officer for rent on the office space it occupies.  At December 31, 2012, The Company owes the officer $9,432 in past due rent which is included in accounts payable, related party.

Consulting Expense

The Company owes an officer $22,500 for consulting expense which is included in accounts payable, related party.

The Company owes an officer $56,000 for consulting expense which is included in accounts payable, related party.

NOTE 5 -

COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

The Company’s first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court (the Court) in the matter of Spicy Gourmet Organics, Inc. ("SGO"). The Court ordered the distribution of shares in Organic Spice Imports, Inc. to all general unsecured creditors of SGO, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the company. The Court also ordered the issuance of 100,000 shares in the company to the sole shareholder of SGO. The Court also ordered the distribution of 1,000,000 shares in the company to the administrative creditors of SGO; these creditors received one share of common stock in the company for each $0.05 of SGO's administrative debt, which they held.

On June 30, 2011 the Company’s former officers acquired a total of 10,000,000 common shares from the Issuer in a private placement. The shares were purchased at the price of $0.0005 per share for a total of $5,000.

On December 6, 2012, The Company sold 500,000 shares of its common stock for cash of $50,000, or $0.10 per share

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

Notes to Financial Statements

Common Stock Warrants

On December 30, 2010, The Court also ordered the distribution of warrants in the Company to all administrative creditors of SGO, with these creditors to receive five warrants in the company for each $0.05 of SGO's administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015.

During October 2012, the Company agreed to reduce the exercise price of the outstanding warrants to $0.25 per share.  As a result, the reduction of exercise price is considered a modification in accordance with ASC 718, whereby the difference in the fair value of the warrants measured immediate preceding and at the modification date of $164,508 was recognized as expense upon modification.

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	3 years
Expected volatility	255.30%
Risk free interest rate	0.39%
Expected dividend yield	0.00%

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2011 and 2012:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2010	5,000,000	$5.00	4.89
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2011	5,000,000	5.00	3.89
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2012	5,000,000	$0.25	2.89

The aggregate intrinsic value of the above warrants as of December 31, 2012 was $13,750,000 based on a quoted market price of the Company’s common stock of $3.00 per share.

BULLSNBEARS.COM, INC..

(FORMERLY SPICY GOURMET MANUFACTURING, INC.)

Notes to Financial Statements

NOTE 6 -

GOING CONCERN

The Company's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has recently accumulated significant losses and has negative working capital.  All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company is currently trying to raise new debt or equity to continue developing and marketing the BullsnBear.com social media website. No conclusion can be drawn at this time about the commercial viability of the website and the Company has not generated any revenue from its operation.   In order to support continued development of the website and concept, the Company plans on raising additional funding during 2013.  If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 -

SUBSEQUENT EVENTS

During January through April 15, 2013, the Company issued a total of $513,000 one year, 10% Convertible Promissory Notes for cash.  At the maturity date, the holder of the notes have the right to convert the unpaid principal and accrued interest of the notes into Shares of common stock of the Company at a price of $1.00 per share.

Subsequent to December 31 2012, we have made several payments totaling $250,000 to a related party for the liabilities described in Note 4 above.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 21, 2013, we dismissed Stan J.H. Lee, CPA ("Lee") as our independent registered public accounting firm. The decision was approved by our Board of Directors.

The reports of Lee on our financial statements for the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern.  During our fiscal years ended December 31, 2011 and 2010, and the subsequent period through the date of the filing of the Current Report on Form 8-K disclosing Lee’s dismissal, there were (i) no disagreements with Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lee would have caused Lee to make reference to the subject matter of the disagreements in connection with its report, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On March 7, 2013 we also reported in Item 4.01 of the Current Report on Form 8-K that we were engaging Anton & Chia, LLP as our new independent registered public accounting firm, however in a subsequent board meeting the board decided not to proceed with the engagement of Anton & Chia, LLP.

On March 15, 2013 we engaged MaloneBailey, LLP as our new independent registered public accounting firm. The appointment of MaloneBailey, LLP was approved by our Board of Directors. During our three most recent fiscal periods ended December 31, 2012, 2011 and 2010 we did not consult with MaloneBailey, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and MaloneBailey, LLP did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A:

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer who also serves as our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2012, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions and  (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:

OTHER INFORMATION.

None.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Nick Arroyo	54	President, CEO, Chief Financial Officer, Director and Treasurer	Oct. 23, 2013	*
Jams M. Palladino	49	Chairman of the Board, Directo and Secretary	Oct. 23, 2013	*
Daniel Masters	66	Director	Dec. 30, 2010	*
Ali Balaban	43	Director (1)	Dec. 10, 2012	*
Anthony Turnbull	68	Director	Dec. 10, 2012	*

Nick Arroyo.  Mr. Arroyo has served as our President, CEO, Chief Financial Officer, Treasurer and a member of our board of Directors since October 23rd, 2013.   He is responsible for the company’s vision, accounting and finance, market direction, product strategy and customer care.  In addition, he will guide the culture of our company, by emphasizing the values of respect, integrity, and customer satisfaction.  Mr. Arroyo is an entrepreneurial senior executive with over 30 years experience encompassing, Audit, Finance, Accounting, Budgeting, Strategic Planning, International Operations, Contract Negotiations, Buying, Marketing, and has held many Executive Management and Leadership Positions.  Mr. Arroyo commenced his career in the US Air Force where he was an Accounting and Finance Officer and later became an auditor for Arthur Andersen & Company.  Mr. Arroyo spent the next 20 plus years in the telecommunications/technology industries where he held Senior Management and Leadership positions in Business Development, International Services, Procurement, Sales, and Operations. Prior to joining us from March 2010 through September 2012, Mr. Arroyo was the Managing Director of WFM Technologies, LLC (WFMT), a provider of a leading system developed to aid and control operations in the call/contact center and BPO environment.  WFMT provides one of the most cost effective and comprehensive Software-as-a-Service (SaaS) cloud offering workforce management solutions available in the market place.   From October 2006 thru December 2009.   Mr. Arroyo was the President and CEO of Vault Technologies, Inc., now Eco Ventures Group, Inc. (EVGI).  From January 2005 to September 2006 Mr. Arroyo was Vice President of Global Operations for VoIP Inc., a leading provider of voice over IP services. Mr. Arroyo holds a BS in Accounting and Finance from the Inter-American University in San Juan, Puerto Rico.

James M. Palladino.  Mr. Palladino has been our Chairman, Secretary and Director since October 23rd, 2013.  Mr. Palladino brings over 17 years of financial services experience, starting his career as a retail stock broker on Wall Street where he successfully managed individual and corporate clients. Mr. Palladino was also instrumental in raising several million dollars for various institutional public and private offerings, while still maintaining his client base. Upon exiting Wall Street he then established himself in the public investor relations arena where he successfully designed and implemented over a dozen digital, print and telephone marketing campaigns, assisted In bringing approximately half of them public, creating shareholder value as well as investor enthusiasm. Prior to joining us, from May 2011 to August 2012 Mr. Palladino was the founder and majority shareholder of Statewide Life and Health, Inc., a provider of life and health insurance, licensed in 38 states.  Prior to Statewide Life, from April 2009 to April 2011, Mr. Palladino was the President and Secretary of Financial Media Net, Inc., a public relations and investor relations firm with a call center in Boca Raton, Florida.  From May 2007 to March 2009 Mr. Palladino was the Managing Director of ProMark Financial, Inc., an investor relations and public relations company creating investment awareness campaigns for public companies. Mr. Palladino received his technical training and an electronics degree from what is now known as DeVry University in New Jersey.

Daniel C. Masters, Esq. Mr. Masters was a Director, Secretary and Treasurer of the Company since inception in December 2010 until he resigned to the positions of Secretary and Treasurer in October 2012, but remained a Director.  Mr. Masters is an attorney practicing business law with an emphasis on corporate reorganizations.  Before establishing his current law practice in 2002, Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co. and at Capital Technology Group; as Vice President of Finance with the Trilon Group, a private holding company with over a billion dollars in assets; and as President of Golden Gate Capital, a venture capital group. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor of Arts Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. Mr. Masters is also a significant shareholder of the Company.

Ali Balaban. Mr. Balaban previously served as our President, CEO, and Director from inception, until he resigned to all his positions on October 23, 2012.  Mr. Balaban was re-appointed a Director on December 10, 2012.  Mr. Balaban has been an officer, director, or founder of several businesses engaged in internet based sales, and he currently serves as a consultant on European Union policies and programs for Information Technology, especially the E-Content and Sixth Framework Programs which offer grants and funding for European IT companies. In 2012 he founded Taksit USA, an inter2net portal through which subscribers in Turkey can purchase goods in the U.S. from sites such as Amazon and Ebay, pay with the company’s U.S. credit card, and have the purchase shipped to a U.S. fulfillment center from which it is sent to Turkey. Since many internet-based sellers will not accept foreign credit cards or ship outside the U.S. and Canada this solves a major problem for Turkish, and, eventually, other foreign consumers. Since 2010 Mr. Balaban has been a Director of the Yonja Group A.S. Yonja sells European and U.S. food supplements and beauty products via the Internet in Turkey. From 2000 to 2012 he was also the Chief Financial Officer of Homedrom Direct Response TV International, a retailer of consumer products through direct response television advertising and Internet websites in several European and Asian countries including Germany, Turkey, Ukraine, Kazakhstan, Georgia, Azerbaijan, and Cyprus. From 2009 through 2011 he was also the Managing Director of Unite Technologies, a Ukraine based business which provides IT management services to major GSM (cell phone) network operators and call centers in Easter European countries. He remains a Director of that company. Prior to 2000 Mr. Balaban was an executive at a leading software outsourcing company and at an apparel manufacturer. He earned his BA in Business Administration and his MA in Strategy from Universite de Paul Valery in Montpellier, France and an MBA in International Business from the University of California Los Angeles (UCLA).  Mr. Balaban is also a significant shareholder of the Company.

Anthony Turnbull.  Mr. Turnbull was appointed director on December 10, 2012.  Mr. Turnbull holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2012 he has been the Chief Financial Officer of You Everywhere Now, LLC, a publishing firm, which also provides seminars and webinars on publishing. From 2007 through 2011 he was CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. In 2006 – 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in 2004 - 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de las Campanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

There are no family relationships among our directors and executive officers.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led our Board to conclude that the individual should be serving as a director of our company.

Nick Arroyo – Mr. Arroyo’s extensive career in leadership positions, his successful track record and more than 30 years experience in audit, finance, accounting, budgeting, strategic planning, international operations, contract negotiations, buying and marketing were factors considered by the Board in making their recommendation.

James M. Palladino – Mr. Palladino’s more than 17 years of experience in the financial services industry and his more recent experience in public investor relations were factors considered by the Board in making their recommendation.

Daniel Masters – Mr. Master’s extensive experience as an independent investment banker and his corporate legal experience were factors considered by the Board in making their recommendation.

Ali Balaban – Mr. Balaban’s successful track record as officer, director, or founder of Internet-based sales companies and his international consulting experience were factors considered by the Board in making their recommendation.

Anthony Turnbull – Mr. Turnbull’s extensive experience as a chief financial officer and his knowledge of financial management were factors considered by the Board in making their recommendation.

In addition to the each of the individual skills and background described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  We have only recently expanded our Board and we expect to establish Audit, Compensation and Nominating Committees during 2013.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Messrs. Arroyo and Turnbull are both considered an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principles and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Our Board of Directors has determined that the separation of the offices of Chairman of the Board and Chief Executive Officer enhances Board oversight and facilitates the communication between senior management and the full Board of Directors regarding risk oversight, which the Board believes strengthens its risk oversight activities.  Moreover, the separation of the Chairman of the Board and Chief Executive Officer will allow the Chief Executive Officer to better focus on his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and oversight of management.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk.  Because our Board is comprised of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•

compliance with applicable laws and regulations,

•

handling of books and records,

•

public disclosure reporting,

•

insider trading,

•

discrimination and harassment,

•

health and safety,

•

conflicts of interest,

•

competition and fair dealing, and

•

protection of company assets.

We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this report.  A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 4731 W. Atlantic Ave. Suite B-7 Delray Beach, FL 33445.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012, except:

•

Mr. Arroyo failed to file a Form 3 upon being appointed an officer and director of our company;

•

Mr. Palladino failed to file a Form 3 upon being appointed an officer and director of our company;

•

Mr. Turnbull failed to file a Form 3 upon being appointed an officer and director of our company;

•

Mr. Masters failed to file a Form 3 at such time as we became subject to Section 16 reporting requirements; and

•

Mr. Balaban failed to file a Form 3 at such time as we became subject to Section 16 reporting requirements.

ITEM 11:

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2012 and 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non-qualified Deferred Compen- sation Earnings	All Other Compen -sation	Total
(a)		($)	($)	($)	($)		($)	($)	($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nick Arroyo[1]	2012	49,500	0	0	0	0	0	0	49,500

Ali Balaban[2]	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

1

Mr. Arroyo as served as our Chief Executive Officer since October 2012.  Included in his compensation for 2012 is $22,500 of accrued but unpaid compensation.

2

Mr. Balaban served as our Chief Executive Officer until October 2012.

How Mr. Arroyo’s compensation is determined

Mr. Arroyo, who has served as our CEO since October 2012, is not a party to an employment agreement with our company.  His compensation is determined by Board of Directors of which he is a member. The Board considered a number of factors in determining Mr. Arroyo’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business.  The Board did not consult with any experts or other third parties in fixing the amount of Mr. Arroyo’s compensation.  During 2012 Mr. Arroyo’s compensation package included a base salary of $27,000 and $22,500 in unpaid consulting fees.  The amount of compensation payable to Mr. Arroyo can be increased at any time upon the determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#) Exercisable	(#) Un-exercisable	(#)	($)		(#)	($)	(#)	(#)
Name

Nick Arroyo	0	0	0	0	0	0	0	0	0
Ali Balaban	0	0	0	0	0	0		0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors were compensated for their services in 2012.

TEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

At April 15, 2013, we had 11,680,000 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2013 by:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our named executive officers; and

•

our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 4731 W. Atlantic Ave. Suite B-7 Delray Beach, FL 33445.  The information provided herein is based upon a list of our stockholders and our records with respect to the ownership of warrants and options to purchase securities in our company.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Nick Arroyo	0	-
James M. Palladino [1]	0	-
Daniel Masters	4,065,000	51.5%
Ali Balaban	6,020,000	34.8%
Anthony Turnbull	0	-
All officers and directors as a group (five persons) [1]	10,085,000	86.3%

1

The number of shares of our common stock owned by Mr. Palladino excludes shares issuable upon the conversion to two outstanding 10% senior convertible notes.  See Item 13. Certain Relationships and Related Transactions, and Director Independence.  While these notes may be convertible into shares of our common stock, the conversion ratio has yet to be determined.

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

On October 20, 2012, we entered into an Asset Purchase Agreement with James M. Palladino pursuant to which we acquired URL domain names and websites for $150,000 and as consideration issued Mr. Palladino a one year 6% promissory note in the principal amount of $150,000.  Mr. Palladino, who was not a related party at the time of the transaction, was appointed a director and officer of our company on October 23, 2012 following this transaction.

On October 31, 2012, we purchased $21,176 in office furniture and equipment, computers, and supplies from Mr. Palladino, under the terms of a one-year, 10% senior convertible note. The principal amount of the note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by our Board of Directors, of which Mr. Palladino is a member, at or prior to the maturity date.

On December 31, 2012, we entered into a one year $30,208 principal amount 10% senior convertible note with Mr. Palladino representing amounts he had provided to us for cash advances and expenses paid on our behalf.  The principal amount of the note can be converted, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by our Board of Directors, of which Mr. Palladino is a member, at or prior to the maturity date.

We rent our principal executive offices from Mr. Palladino to us on a month-to-month basis under an oral agreement for a monthly rental of $3,113.75.   At December 31, 2012, we owed Mr. Palladino $9,432 in past due rent on these facilities.

At December 31, 2012 we owe Mr. Palladino $56,000 for consulting expense, representing compensation to him for his services to our company.

Director Independence

We have one independent director serving on our Board of Directors, Mr. Turnbull.  The definition the Company uses to determine whether a director is independent is NASDAQ Marketplace Rule 5605(a)2).

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$5,440	$1,360
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$5,440	$1,360

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:

EXHIBITS. FINANCIAL STATEMENT SCHEDULES/

(a)(2)

Financial Statements.  See the audited financial statements for the years ended December 31, 2012 and 2011 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description (1)
2.1	Plan of Reorganization (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Certificate of Incorporation *
4.1	Form of “A” Warrant Agreement (1)
4.2	Form of “B” Warrant Agreement (1)
4.3	Form of “C” Warrant Agreement (1)
4.4	Form of “D” Warrant Agreement (1)
4.5	Form of “E” Warrant Agreement (1)
10.1	Asset Purchase Agreement dated October 20, 2012 between Spicy Gourmet Manufacturing, Inc. and James Palladino (2)
10.2	6% promissory note dated October 20, 2012 in the principal amount of $150,000 issued to James M. Palladino *
10.3	10% senior secured convertible note dated October 31, 2012 in the principal amount of $21,176 issued to James M. Palladino *
10.4	10% senior secured convertible note dated December 31, 2012 in the principal amount of $30,208 issued to James M. Palladino *
10.5	Form of 10% convertible promissory note *
14.1	Code of Business Conduct and Ethics *
16.1	Letter from Stan JeongHa Lee, CPA dated March 19, 2013. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.2	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*

Filed herewith

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(1)

Incorporated by reference to the registration statement on Form 10, SEC File No. 000-54616, as filed with the SEC on March 1, 2012, as amended.

(2)

Incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2012.

(3)

Incorporated by reference to the Current Report on Form 8-K/A as filed on March 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BullsnBears.com, Inc.

Date:	April 15, 2013	By:	/s/ Nick Arroyo
Nick Arroyo, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Positions	Date
/s/ Nick Arroyo Nick Arroyo	Chief Executive Officer, President, Chief Financial Officer, Treasurer, director, principal executive officer, principal financial and accounting officer	April 15, 2013
/s/ James M. Palladino James M. Palladino	Chairman of the Board, Secretary, director	April 15, 2013
/s/ Daniel Masters Daniel Masters	Director	April 15, 2013
/s/ Ali Balaban Ali Balaban	Director	April 15, 2013
/s/ Anthony Turnbull Anthony Turnbull	Director	April 15, 2013