Form 10-K/A
period 2012-12-31
BullsNBears.com, Inc.
filed 2013-04-24
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to the

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

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

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

EXPLANATORY NOTE

BullsnBears.com, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Report”) to correct a typographical error which appeared on the cover page of the Original Report which incorrectly identified our company as a shell company.  This Amendment No. 1 includes currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 1 to modify or update the Original Filing, except as set forth herein. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BullsnBears.com, Inc.

Date:	April 24, 2013	By:	/s/ Nick Arroyo
Nick Arroyo, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Positions	Date
/s/ Nick Arroyo Nick Arroyo	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Director, Principal Executive Officer, Principal Financial and Accounting Officer	April 24, 2013
/s/ James M. Palladino James M. Palladino	Chairman of the Board, Secretary, Director	April 24, 2013
/s/ Daniel Masters Daniel Masters	Director	April 24, 2013
/s/ Ali Balaban Ali Balaban	Director	April 24, 2013
/s/ Anthony Turnbull Anthony Turnbull	Director	April 24, 2013

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nick Arroyo, certify that:

1.   I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of BULLSnBEARS.COM, INC. for the year ended December 31, 2012;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Date:	April 24, 2013	By:	/s/ Nick Arroyo
Nick Arroyo, Chief Executive Officer

1

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nick Arroyo, certify that:

1.   I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of BULLSnBEARS.com, Inc. for the year ended December 31, 2012;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Date:	April 24, 2013	By:	/s/ Nick Arroyo
Nick Arroyo, Chief Financial Officer

1

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report of BULLSnBEARS.com, Inc., (the "Company") on Form 10-K for the period ending December 31, 2012, as filed with the Securities and Exchange Commission (the "Report"), I, Nick Arroyo, Chief Financial Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:	April 24, 2013	By:	/s/ Nick Arroyo
Nick Arroyo, Chief Executive Officer, Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

1