Form 10-Q
period 2013-03-31
BullsNBears.com, Inc.
filed 2013-05-15
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________________

Commission File Number 000-54616

BullsNBears.com, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. Atlantic Ave. Suite B-7 Delray Beach, FL 33445

(Address of principal executive offices)(Zip Code)

(561) 265-5657

(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2013, there were 11,680,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012	4
	Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from December 30, 2010 (inception) to March 31, 2013 (unaudited)	5
	Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from December 30, 2010 (inception) to March 31, 2013 (unaudited)	6
	Notes to the Unaudited Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	11
ITEM 4.	CONTROLS AND PROCEDURES.	11

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	12
ITEM 1A.	RISK FACTORS.	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	12
ITEM 4.	MINE SAFETY DISCLOSURES.	12
ITEM 5.	OTHER INFORMATION.	12
ITEM 6.	EXHIBITS.	13

Special Note Regarding Forward-Looking Statements

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.bullsnbears.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc.  In addition, the “first quarter of 2013” refers to the three months ended March 31, 2013, the “first quarter of 2012” refers to the three months ended March 31, 2012, “2013” refers to the year ending December 31, 2013, and “2012” refers to the year ended December 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash	$10,395	$10,673
Other current assets	2,989	96

Total Current Assets	13,384	10,769

Property and equipment, net of accumulated depreciation of $2,651 and $932	24,668	20,023
Intangible asset, net of accumulated amortization of $13,750 and $6,250	136,250	143,750

TOTAL ASSETS	$174,302	$174,542

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$7,225	$21,536
Accounts payable – related party	78,261	87,932
Note payable – related party	-	150,000
Convertible notes payable - related party	21,716	51,924
Accrued interest payable - related party	898	2,138
Convertible notes payable	523,000	-
Accrued interest payable	15,195	-

Total Current Liabilities	646,295	313,530

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 and 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	218,458	218,458
Deficit accumulated during the development stage	(691,619)	(358,614)

Total Stockholders' Equity (Deficit)	(471,993)	(138,988)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$174,302	$174,542

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

 Statements of Operations

(Unaudited)

			December 30, 2010 (Inception) to March 31, 2013
	For the Three Months Ended March 31,

	2013	2012
REVENUES	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization	9,219	-	16,401
General and administrative	307,051	4,000	491,837
Warrant re-pricing expense	-	-	164,508

Total Operating Expenses	316,270	4,000	672,746

OPERATING LOSS	(316,270)	(4,000)	(672,746)

OTHER INCOME (EXPENSE)
Interest expense	(16,735)	-	(18,873)
Total Other Income (Expense)	(16,735)	-	(18,873)

NET LOSS	$(333,005)	$(4,000)	$(691,619)

BASIC NET LOSS PER COMMON SHARE	$(0.03)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,180,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

(A Development Stage Company)

 Statements of Cash Flows

(Unaudited)

			December 30, 2010 (Inception) to March 31, 2013
	For the Three Months Ended March 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,005)	$(4,000)	$(691,619)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,219	-	16,401
Warrant re-pricing expense	-	-	164,508
Common stock issued for settlement	-	-	118
Changes in operating assets and liabilities
(Increase) decrease in other assets	(2,893)	-	(2,989)
Increase in accounts payable and accrued liabilities	884	-	22,420
Increase (decrease) in related party accounts payable and accrued interest	(10,911)	-	79,159
Net Cash Used in Operating Activities	(336,706)	(4,000)	(412,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,364)	-	(6,364)
Net Cash Used in Investing Activities	(6,364)	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable, related party	-	-	30,969
Payments on convertible notes payable, related party	(180,208)	-	(180,208)
Proceeds from convertible notes payable	523,000	-	523,000
Common stock issued for cash	-	-	55,000
Net Cash Provided by Financing Activities	342,792	-	428,761

INCREASE (DECREASE) IN CASH	(278)	(4,000)	10,395

CASH AT BEGINNING OF PERIOD	10,673	5,000	-

CASH AT END OF PERIOD	$10,395	$1,000	$10,395

CASH PAID FOR:
Interest	$2,780	$-	$2,780
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Note payable issued for intangible assets	$-	$-	$150,000
Related party convertible note payable issued for fixed assets	$-	$-	$20,955

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by BullsNBears.com, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2013, the Company has generated no revenues and has an accumulated deficit of $691,619. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Related Party Transactions

Notes and Convertible Notes Payable

On October 20, 2012, in accordance with an Asset Purchase Agreement, the Company and a current officer and director of the Company entered into a one year, 6% Promissory Note for $150,000, prior to him joining the Company.  Accrued interest on the Promissory Note totaled $1,775 at December 31, 2012.  During the three months ended March 31, 2013, the Company repaid the note and a total of $2,405 in accrued interest.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company.  Accrued interest on the Senior Convertible Note totaled $898 and $363 at March 31, 2013 and December 31, 2012, respectively.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208.    During the three months ended March 31, 2013, the Company repaid the note and a total of $375 in accrued interest.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

3.

Related Party Transactions (Continued)

Office Space

The Company pays an officer $3,114 per month for rent of office space on a month-to-month basis.  At March 31, 2013 and December 31, 2012, The Company owed the officer $0 and $9,342 in past due rent which is included in accounts payable, related party.

Consulting Expense

As of March 31, 2013. the Company owes an officer $22,500 for consulting expense which is included in accounts payable, related party.

As of March 31, 2013. the Company owes an officer $55,761 for consulting expense which is included in accounts payable, related party.

4.

Convertible Promissory Notes Payable

During January through April 15, 2013, the Company issued eighteen Convertible Promissory Notes (the “Notes”) for cash totaling $523,000.  The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance.  At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.  Accrued interest on the Notes was $15,195 at March 31, 2013.

5.

Subsequent Events

During April 2013 through May 13, 2013, the Company issued a total of three Convertible Promissory Notes for cash totaling $55,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance.  At the maturity date, the holder of the notes have the right to convert the unpaid principal and accrued interest of the notes into shares of common stock of the Company at a price of $1.00 per share.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Prior to our acquisition in October 2012, of the URL domain names and websites of bullsnbears.com and bullnbearsinfo.com we were a “shell company” as that term is defined in Federal securities laws. We are now a development stage company that is in the process of developing a financial networking portal to fill the gap we believe that currently exists between the financial community and investors. We expect that the financial social media network will provide information and business gathering place for investors, public and private companies, brokers, Securities and Exchange Commission attorneys and accounting firms, all in one location. We expect to generate revenue predominantly through advertising, subscription and e-commerce activities.

Following the closing of the acquisition of these assets, during the fourth quarter of 2012 we commenced the design and development of the system, and these efforts continued during the first quarter of 2013. In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $4,500,000. We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $523,000 in net proceeds from the sale of our one-year 10% convertible promissory notes during the first quarter of 2013, we used these proceeds for the payment of our operating expenses and to satisfy related party debt obligations.  Subsequent to March 31, 2013, we raised an additional $55,000 from the sale of additional one-year 10% convertible promissory notes and we are using the proceeds for general working capital.  We do not have any firm commitments to provide the capital which is necessary to fund the development of our company and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of $691,619 since inception through March 31, 2013. The report of our independent registered public accounting firm on our financial statements for the period of inception (December 30, 2010) through December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

We did not generate any revenues during either the first quarter of 2013 or the first quarter of 2012.  During the first quarter of 2013, our operating expenses included non-cash depreciation and amortization related to the value of the URL domain names and websites we purchased in October 2012 and general and administrative expenses.  During the first quarter of 2012, we were still considered a “shell company” and our operating expenses were limited general and administrative expenses.  Although we expect our operating expenses to significantly increase during the balance of 2013, we are unable at this time to quantify the amount of this expected increase, as it is directly attributable to the rate at which we are able to implement our business model.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At March 31, 2013 we had cash on hand of $10,395 and a working capital deficit of $632,911 as compared to cash on hand of $10,673 and a working capital deficit of $302,761 at December 31, 2012.  While our current assets did not materially change from December 31, 2012 to March 31, 2013, our current liabilities increased by 106%.  Included in this change is increases in accounts payable and accrued liabilities, convertible notes payable and accrued interest payable, offset by decreases in accounts payable – related parties, note payable - related party and convertible notes payable – related party.

We do not have any external sources of working capital.  Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due.  In addition, we have $578,000 principal amount 10% convertible promissory notes, which mature between January 2014 and May 2014.  While these notes are convertible at the option of the holders into shares of our common stock at a price of $1.00 per share, there is presently an extremely market for our common stock and there are no assurances these note holders will seek to convert these obligations.  We do not have the funds necessary to satisfy these notes.  As described earlier in this report, we also need to raise significant capital to provide funds to implement our business model and pay our operating expenses.  If we are not successful in raising the necessary capital, we may be required to curtail some or all of our operations.

Cash Flows from Operating Activities

During the three months ended March 31, 2013, the Company used $336,706 of cash flow from operating activities compared with use of $4,000 of cash flow during the three months ended March 31, 2012.  The increase in the use of cash flow for operating activities is mainly due an increase in net loss related to the commencement of initial operations.

Cash Flows from Investing Activity

During the three months ended March 31, 2013, the Company used $6,364 of cash flow from investing activities compared with the use of $0 of cash flow during the three months ended March 31, 2012.  The increase in the use of cash flow for investing activities is mainly due to the purchase of office and computer equipment related to the commencement of operating activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2013, the Company received $523,000 from the sale of 10% convertible promissory notes, which was offset by the repayment of $182,988 of related party debt and accrued interest during the three months ended March 31, 2013.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies which are critical to our financial statement presentation are described under Note 1 of the Notes to Unaudited Financial Statements appearing later in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive and financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our chief executive and financial officer put measures into place during the period ended March 31, 2013 to significantly change our internal controls over financial reporting, including adding additionally layers of review of financial information and disclosures and segregation of duties that he believes provides sufficient internal controls to prevent or detect a material misstatement in its financial statements.  Other than these enhancements, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between April 2013 and May 13, 2013 , we issued and sold to three accredited investors a total of $55,000 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) and Regulation D of that act. We received gross proceeds of $55,000. We are using the net proceeds for working capital.

The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

As previously disclosed, on October 20, 2012, we entered into an Asset Purchase Agreement with Mr. James M. Palladino pursuant to which we acquired URL domain names and websites for $150,000 and as consideration issued Mr. Palladino a one year 6% promissory note in the principal amount of $150,000. Mr. Palladino, who was not a related party at the time of the transaction, was appointed a director and officer of our company on October 23, 2012 following this transaction.  During the three months ended March 31, 2013, the Company repaid the note and a total of $2,405 in accrued interest.

As also previously disclosed, on December 31, 2012, we entered into a one-year, 10% senior convertible note with Mr. Palladino for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208.   During the three months ended March 31, 2013, the Company repaid the note and a total of $375 in accrued interest.

ITEM 6.

EXHIBITS.

No.	Description
10.5	Form of 10% convertible promissory note (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

*

filed herewith

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2013.

BullsNBears.com, Inc.

BY:	/s/ Nick Arroyo
Nick Arroyo, Chief Executive Officer, Chief Financial Officer

1