Form 10-Q
period 2013-06-30
BullsNBears.com, Inc.
filed 2013-08-02
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. ATLANTIC AVE. SUITE B-7 DELRAY BEACH, FL	33445
(Address of principal executive offices)	(Zip Code)

(561) 265-5657
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2013, there were 11,680,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “second quarter of 2013” refers to the three months ended June 30, 2013, the “second quarter of 2012” refers to the three months ended June 30, 2012, “2013” refers to the year ending December 31, 2013, and “2012” refers to the year ended December 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash	$20,038	$10,673
Other current assets	1,571	96

Total Current Assets	21,609	10,769

Property and equipment, net of accumulated depreciation of $4,494 and $932	22,825	20,023
Intangible asset, net of accumulated amortization of $21,250 and $6,250	128,750	143,750

TOTAL ASSETS	$173,184	$174,542

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$20,963	$21,536
Accounts payable – related party	117,789	87,932
Note payable – related party	10,000	150,000
Convertible notes payable - related party	21,716	51,924
Accrued interest payable - related party	1,440	2,138
Convertible notes payable	688,000	-
Accrued interest payable	29,749	-

Total Current Liabilities	889,657	313,530

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 and 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	218,458	218,458
Deficit accumulated during the development stage	(936,099)	(358,614)

Total Stockholders' Equity (Deficit)	(716,473)	(138,988)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$173,184	$174,542

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

 Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		December 30, 2010 (Inception) to June 30, 2013

	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation and amortization	9,343	-	18,562	-	25,744
General and administrative	220,041	-	527,092	4,000	711,878
Warrant re-pricing expense	-	-	-	-	164,508

Total Operating Expenses	229,384	-	545,654	4,000	902,130

OPERATING LOSS	(229,384)	-	(545,654)	(4,000)	(902,130)

OTHER INCOME (EXPENSE)
Interest expense	(15,096)	-	(31,831)	-	(33,969)

NET LOSS	$(244,480)	$-	$(577,485)	$(4,000)	$(936,099)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$-	$(0.05)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,680,000	11,680,000	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

(A Development Stage Company)

 Statements of Cash Flows

(Unaudited)

			December 30, 2010 (Inception) to June 30, 2013
	For the Six Months Ended June 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(577,485)	$(4,000)	$(936,099)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,562	-	25,744
Warrant re-pricing expense	-	-	164,508
Common stock issued for settlement	-	-	118
Changes in operating assets and liabilities
(Increase) decrease in other assets	(1,475)	-	(1,571)
Increase in accounts payable and accrued liabilities	29,176	-	50,712
Increase (decrease) in related party accounts payable and accrued interest	29,159	-	119,229
Net Cash Used in Operating Activities	(502,063)	(4,000)	(577,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,364)	-	(6,364)
Net Cash Used in Investing Activities	(6,364)	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable, related party	-	-	30,969
Payments on convertible notes payable, related party	(180,208)	-	(180,208)
Proceeds from notes payable, related party	25,000		25,000
Payments on notes payable, related party	(15,000)		(15,000)
Proceeds from convertible notes payable	688,000	-	688,000
Common stock issued for cash	-	-	55,000
Net Cash Provided by Financing Activities	517,792	-	603,761

INCREASE (DECREASE) IN CASH	9,365	(4,000)	20,038

CASH AT BEGINNING OF PERIOD	10,673	5,000	-

CASH AT END OF PERIOD	$20,038	$1,000	$20,038

CASH PAID FOR:
Interest	$2,780	$-	$2,780
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Note payable issued for intangible assets	$-	$-	$150,000
Related party convertible note payable issued for fixed assets	$-	$-	$20,955

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by BullsnBears.com, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as amended, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through June 30, 2013, the Company has generated no revenues and has an accumulated deficit of $936,099. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Related Party Transactions

Notes and Convertible Notes Payable

On October 20, 2012, in accordance with an Asset Purchase Agreement, the Company and a current officer and director of the Company entered into a one year, 6% Promissory Note for $150,000, prior to him joining the Company.  Accrued interest on the Promissory Note totaled $1,775 at December 31, 2012.  During the six months ended June 30, 2013, the Company repaid the note and a total of $2,405 in accrued interest.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company.  Accrued interest on the Senior Convertible Note totaled $1,440 and $363 at June 30, 2013 and December 31, 2012, respectively.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208.    During the six months ended June 30, 2013, the Company repaid the note and a total of $375 in accrued interest.

During May and June 2013, the Company borrowed $10,000 and $15,000, respectively, in short-term loans from an officer and director of the Company.  At June 30, 2013, $10,000 of the short-term loans were outstanding, which was subsequently repaid in July 2013.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

3.

Related Party Transactions (Continued)

Office Space

The Company pays an officer $3,114 per month for rent of office space on a month-to-month basis.  At June 30, 2013 and December 31, 2012, The Company owed the officer $0 and $9,432 in past due rent which is included in accounts payable, related party.

Consulting Expense

The Company owes an officer $117,789 for consulting expense which is included in accounts payable, related party.

4.

Convertible Promissory Notes Payable

During January through June 30, 2013, the Company issued twenty eight Convertible Promissory Notes (the “Notes”) for cash totaling $688,000.  The Notes bear interest at 10% per annum, are unsecured and due in one from the date of issuance.  At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.  Accrued interest on the Notes was $29,749 at June 30, 2013.

5.

Common Stock Warrants

On December 30, 2010, pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court (the Court) in the matter of Spicy Gourmet Organics, Inc. ("SGO"), the Court ordered the distribution of warrants to purchase common stock of the Company to all administrative creditors of SGO.   The creditors received five warrants in the company for each $0.05 of SGO's administrative debt held, or an aggregate of 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015.

During October 2012, the Company agreed to reduce the exercise price of the outstanding warrants to $0.25 per share.  As a result, the reduction of exercise price was considered a modification in accordance with ASC 718, whereby the difference in the fair value of the warrants measured immediate preceding and at the modification date of $164,508 was recognized as expense upon modification.

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	3 years
Expected volatility	255.30%
Risk free interest rate	0.39%
Expected dividend yield	0.00%

The following table summarizes the outstanding warrants and associated activity for the six months ended June 30, 2012 and the year ended December 31, 2012:

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

5.

Common Stock Warrants (Continued)

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2012	5,000,000	$0.25	2.89
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2013	5,000,000	$0.25	2.39

The aggregate intrinsic value of the above warrants as of June 30, 2013 and December 31, 2012 was $9,350,000 and $13,750,000 based on a quoted market price of the Company’s common stock of $1.87 and $3.00 per share, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Following the closing of the acquisition of these assets, during the fourth quarter of 2012 we commenced the design and development of the system, and these efforts continued during the first six months of 2013. In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $4,100,000.  We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $588,000 in net proceeds from the sale of our one-year 10% convertible promissory notes during the first six months of 2013, we used $523,000 of these proceeds for the payment of our operating expenses and to satisfy related party debt obligations and we are using the proceeds for general working capital. We do not have any firm commitments to provide the capital which is necessary to fund the development of our company and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of $936,099 since inception through June 30, 2013. The report of our independent registered public accounting firm on our financial statements for the period of inception (December 30, 2010) through December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS

We did not generate any revenues during any period presented in the unaudited financial statements included in this report. During the second quarter of 2013 and the six months ended June 30, 2013, our operating expenses included non-cash depreciation and amortization related to the value of the URL domain names and websites we purchased in October 2012 and general and administrative expenses. During the second quarter of 2012 and the six months ended June 30, 2012, we were still considered a “shell company” and our operating expenses were limited general and administrative expenses. Although we expect our operating expenses to significantly increase during the balance of 2013, we are unable at this time to quantify the amount of the expected increase.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2013	2012
Current Assets	$21,609	$10,769
Current Liabilities	(889,657)	(313,530)
Working Capital (Deficit)	$(868,048)	$(302,761)

Cash Flows

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash Flows Used in Operating Activities	$(502,063)	$(4,000)
Cash Flows Used in Investing Activities	(6,364)	-
Cash Flows Provided by Financing Activities	517,792	-
Net Increase (Decrease) in Cash During Period	$9,365	$(4,000)

Balance Sheet

As at June 30, 2013, the Company’s assets are mainly comprised of cash balances in the Company’s bank account and URL domain names and websites purchased during October 2012.

The Company’s total current liabilities increased approximately 184% at June 30, 2013 compared with December 31, 2012.  The increase in total liabilities is mainly attributed to the issuance of twenty eight convertible promissory notes totaling $688,000, partially offset by the repayment of $197,988 of related party debt and accrued interest during the Six months ended June 30, 2013.

As at June 30, 2013, the Company had a cash balance of $20,038 and a working capital deficit of $868,048 compared with a cash balance of $10,673 and working capital deficit of $302,761 at December 31, 2012.  The increase in working capital deficit is mainly due to the proceeds of the convertible promissory notes, partially offset by the repayment of related party debt and accrued interest during the six months ended June 30, 2013.

We do not have any external sources of working capital. Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. In addition, we have $688,000 principal amount 10% convertible promissory notes, which mature between January 2014 and December 2014. While these notes are convertible at the option of the holders into shares of our common stock at a price of $1.00 per share, there is presently an extremely market for our common stock and there are no assurances these note holders will seek to convert these obligations. We do not have the funds necessary to satisfy these notes. As described earlier in this report, we also need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we may be required to curtail some or all of our operations.

Cash Flows from Operating Activities

During the six months ended June 30, 2013, the Company used $502,063 of cash flow from operating activities compared with use of $4,000 of cash flow during the six months ended June 30, 2012.  The increase in the use of cash flow for operating activities is mainly due an increase in net loss related to the commencement of initial operations.

Cash Flows from Investing Activity

During the six months ended June 30, 2013, the Company used $6,364 of cash flow from investing activities compared with the use of $0 of cash flow during the six months ended June 30, 2012.  The increase in the use of cash flow for investing activities is mainly due to the purchase of office and computer equipment related to the commencement of operating activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2013, the Company received $517,792 of cash flow from financing activities.  During the six months ended June 30, 2012, the Company did not receive any cash from financing activities.  The increase in cash provided by financing activities is mainly due to the issuance of twenty eight convertible promissory notes totaling $688,000, partially offset by the repayment of $197,988 of related party debt and accrued interest during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on the issuance of debt and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive who also serves as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our chief executive officer who also serves as our chief financial officer put measures into place during the period ended June 30, 2013 to significantly change our internal controls over financial reporting, including adding additional layers of review of financial information and disclosures and segregation of duties that he believes provides sufficient internal controls to prevent or detect a material misstatement in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

Between May 13, 2013 and June 30, 2013 , we issued and sold to seven accredited investors a total of an additional $110,000 principal amount of our one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2)

and Regulation D of that act. We received gross proceeds of $110,000. We are using the net proceeds for working capital.

The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share.

During May 2013 and June 2013, the Company borrowed $10,000 and $10,000, respectively, in short-term loans from Mr. Palladino, our Chief Executive Officer.  The loans were due on demand and did not accrue interest.  At June 30, 2013, $15,000 of the short-term loans were outstanding, which was subsequently repaid in July 2013.

ITEM 6.

EXHIBITS.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer				✓
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer				✓
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				✓
101.INS	XBRL Instance Document**				✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **				✓
101.LAE	XBRL Taxonomy Extension Label Linkbase **				✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase **				✓
101.SCH	XBRL Taxonomy Extension Schema **				✓

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of August, 2013.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Document Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **