Form 10-Q
period 2013-09-30
BullsNBears.com, Inc.
filed 2013-10-30
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. ATLANTIC AVE. SUITE B-7 DELRAY BEACH, FL	33445
(Address of principal executive offices)	(Zip Code)

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

YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2013, there were 11,680,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to the Unaudited Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	12
ITEM 4.	CONTROLS AND PROCEDURES.	12

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
ITEM 1A.	RISK FACTORS.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
ITEM 4.	MINE SAFETY DISCLOSURES.
ITEM 5.	OTHER INFORMATION.
ITEM 6.	EXHIBITS.

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

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “third quarter of 2013” refers to the three months ended September 30, 2013, the “third quarter of 2012” refers to the three months ended September 30, 2012, “2013” refers to the year ending December 31, 2013, and “2012” refers to the year ended December 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash	$-	$10,673
Other current assets	1,153	96

Total Current Assets	1,153	10,769

Property and equipment, net of accumulated depreciation of $6,337 and $932	20,982	20,023
Intangible asset, net of accumulated amortization of $28,750 and $6,250	121,250	143,750

TOTAL ASSETS	$143,385	$174,542

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$20,557	$21,536
Accounts payable – related party	144,231	87,932
Note payable – related party	45,500	150,000
Convertible notes payable - related party	21,716	51,924
Accrued interest payable - related party	2,380	2,138
Convertible notes payable	893,000	-
Accrued interest payable	16,393	-

Total Current Liabilities	1,143,777	313,530

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 and 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	218,458	218,458
Deficit accumulated during the development stage	(1,220,018)	(358,614)

Total Stockholders' Equity (Deficit)	(1,000,392)	(138,988)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$143,385	$174,542

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

 Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		December 30, 2010 (Inception) to September 30, 2013

	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Content subscription expense	21,742	-	21,742	-	21,742
Depreciation and amortization	9,343	-	27,905	-	35,087
General and administrative	238,520	500	765,612	4,000	950,398
Warrant re-pricing expense	-	-	-	-	164,508

Total Operating Expenses	269,605	500	815,259	4,000	1,171,735

OPERATING LOSS	(269,605)	(500)	(815,259)	(4,000)	(1,171,735)

OTHER INCOME (EXPENSE)
Interest expense	(14,314)	-	(46,145)	-	(48,283)

NET LOSS	$(283,919)	$(500)	$(861,404)	$(4,000)	$(1,220,018)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.07)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,180,000	11,680,000	11,180,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

(A Development Stage Company)

 Statements of Cash Flows

(Unaudited)

			December 30, 2010 (Inception) to September 30, 2013
	For the Nine Months Ended September 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(861,404)	$(4,000)	$(1,220,018)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,905	-	35,087
Warrant re-pricing expense	-	-	164,508
Common stock issued for settlement	-	-	118
Changes in operating assets and liabilities
Increase in other assets	(1,057)	-	(1,153)
Increase (decrease) in accounts payable and accrued liabilities	(979)	-	20,557
Increase in related party accounts payable and accrued interest	72,934	-	163,004
Net Cash Used in Operating Activities	(762,601)	(4,000)	(837,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,364)	-	(6,364)
Net Cash Used in Investing Activities	(6,364)	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible note payable, related party	-	-	30,969
Payments on convertible notes payable, related party	(180,208)	-	(180,208)
Proceeds from notes payable, related party	60,500		60,500
Payments on notes payable, related party	(15,000)		(15,000)
Proceeds from convertible notes payable	893,000	-	893,000
Common stock issued for cash	-	-	55,000
Net Cash Provided by Financing Activities	758,292	-	844,261

INCREASE (DECREASE) IN CASH	(10,673)	(4,000)	-

CASH AT BEGINNING OF PERIOD	10,673	5,000	-

CASH AT END OF PERIOD	$-	$1,000	$-

CASH PAID FOR:
Interest	$29,510	$-	$32,290
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Note payable issued for intangible assets	$-	$-	$150,000
Related party convertible note payable issued for fixed assets	$-	$-	$20,955

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through September 30, 2013, the Company has generated no revenues and has an accumulated deficit of $1,220,018. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Related Party Transactions

Notes and Convertible Notes Payable

On October 20, 2012, in accordance with an Asset Purchase Agreement, the Company and a current officer and director of the Company entered into a one year, 6% Promissory Note for $150,000, prior to him joining the Company.  Accrued interest on the Promissory Note totaled $1,775 at December 31, 2012.  During the nine months ended September 30, 2013, the Company repaid the note and a total of $2,405 in accrued interest.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company.  Accrued interest on the Senior Convertible Note totaled $1,987 and $363 at September 30, 2013 and December 31, 2012, respectively.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208.    During the nine months ended September 30, 2013, the Company repaid the note and a total of $375 in accrued interest.

From May through September 2013, the Company borrowed a total of $60,500 in unsecured short-term loans from an officer and director of the Company.  During July, 2013 $15,000 of the short-term loans was repaid.  At September 30, 2013, $45,500 of the short-term loans was outstanding and is accruing interest at 6% per annum.  Accrued interest on these short term loans totals $407 at September 30, 2013.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

3.

Related Party Transactions (Continued)

Office Space

The Company pays an officer $3,114 per month for rent of office space on a month-to-month basis.

Consulting Expense

The Company owes an officer $144,231 for consulting expense which is included in accounts payable, related party.

4.

Convertible Promissory Notes Payable

During January through September 30, 2013, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $893,000.  The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance.  At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.  Accrued interest on the Notes was $16,939 at September 30, 2013.

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

The following table summarizes the outstanding warrants and associated activity for the nine months ended September 30, 2013 and the year ended December 31, 2012:

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

5.

Common Stock Warrants (Continued)

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2012	5,000,000	$0.25	2.89
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2013	5,000,000	$0.25	2.39

The aggregate intrinsic value of the above warrants as of September 30, 2013 and December 31, 2012 was $15,250,000 and $13,750,000 based on a quoted market price of the Company’s common stock of $3.05 and $3.00 per share, respectively.

6.

Subsequent Events

During October 2013, an officer and director of the Company loaned a total of $42,500 in short-term notes to the Company.

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

Following the closing of the acquisition of these assets, during the fourth quarter of 2012 we commenced the design and development of the system, and these efforts continued during the first nine months of 2013.  To facilitate the further implementation of our business model, on August 15, 2013 we entered into a Service Bureau and User License Agreement with The Shield, Ilc. pursuant to which we will provide to our subscribers computer terminal access to U.S. securities markets, which will include real time Level I and Level II access and full financial news services, as well as maintenance and technical support.  During the third quarter of 2013 we launched, using the content provided by this agreement, two platforms designed to provide information on broader markets for individual investors.  We are now offering both a Level I platform and a real time Level II platform which are available on a monthly subscription basis.  We expect to begin reporting revenues from these websites during the fourth quarter of 2013.

In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $4,100,000.  We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $898,000 in net proceeds from the sale of our one-year 10% convertible promissory notes during the first nine months of 2013, we used these proceeds for the payment of our operating expenses and to satisfy related party debt obligations and we are using the proceeds for general working capital. We do not have any firm commitments to provide the capital which is necessary to fund the development of our company and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of $1,220,018 since inception through September 30, 2013. The report of our independent registered public accounting firm on our financial statements for the period of inception (December 30, 2010) through December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS

We did not generate any revenues during any period presented in the unaudited financial statements included in this report. During the third quarter of 2013 and the nine months ended September 30, 2013, our operating expenses included non-cash depreciation and amortization related to the value of the URL domain names and websites we purchased in October 2012, expenses associated with content subscription for our websites and general and administrative expenses. During the third quarter of 2012 and the nine months ended September 30, 2012, we were still considered a “shell company” and our operating expenses were limited general and administrative expenses. Although we expect our operating expenses to significantly increase during the balance of 2013, we are unable at this time to quantify the amount of the expected increase.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,
	2013 (unaudited)	2012
Current Assets	$1,153	$10,769
Current Liabilities	(1,143,777)	(313,530)
Working Capital (Deficit)	$(1,142,624)	$(302,761)

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash Flows Used in Operating Activities	$(762,601)	$(4,000)
Cash Flows Used in Investing Activities	(6,364)	-
Cash Flows Provided by Financing Activities	758,292	-
Net Increase (Decrease) in Cash During Period	$(10,673)	$(4,000)

Balance Sheet

As at September 30, 2013, the Company’s assets are mainly comprised of prepaid expenses and URL domain names and websites purchased during October 2012.

The Company’s total current liabilities increased approximately 266% at September 30, 2013 compared with December 31, 2012.  The increase in total liabilities is mainly attributed to the issuance of convertible promissory notes totaling $893,000, partially offset by the repayment of $197,988 of related party debt and accrued interest during the nine months ended September 30, 2013.

As at September 30, 2013, the Company had a cash overdraft of $16,709 and a working capital deficit of $1,142,624 compared with a cash balance of $10,673 and working capital deficit of $302,761 at December 31, 2012.  The increase in working capital deficit is mainly due to the proceeds of the convertible promissory notes, partially offset by the repayment of related party debt and accrued interest during the nine months ended September 30, 2013.

We do not have any external sources of working capital and have been relying upon the sale of convertible notes and working capital advances from an officer and director to provide funds for our operations. Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. In addition, we have $893,000 principal amount 10% convertible promissory notes, which mature between January 2014 and September 2014. While these notes are convertible at the option of the holders into shares of our common stock at a price of $1.00 per share, there is presently an extremely limited market for our common stock and there are no assurances these note holders will seek to convert these obligations. We do not have the funds necessary to satisfy these notes. As described earlier in this report, we also need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we may be required to curtail some or all of our operations.

Cash Flows from Operating Activities

During the nine months ended September 30, 2013, the Company used $762,601 of cash flow from operating activities compared with use of $4,000 of cash flow during the nine months ended September 30, 2012.  The increase in the use of cash flow for operating activities is mainly due an increase in net loss related to the commencement of initial operations.

Cash Flows from Investing Activity

During the nine months ended September 30, 2013, the Company used $6,364 of cash flow from investing activities compared with the use of $0 of cash flow during the nine months ended September 30, 2012.  The increase in the use of cash flow for investing activities is mainly due to the purchase of office and computer equipment related to the commencement of operating activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2013, the Company received $758,292 of cash flow from financing activities.  During the nine months ended September 30, 2012, the Company did not receive any cash from financing activities.  The increase in cash provided by financing activities is mainly due to the issuance of convertible promissory notes totaling $893,000, partially offset by the repayment of $197,988 of related party debt and accrued interest during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between May 13, 2013 and September 30, 2013 , we issued and sold to twenty six accredited investors a total of an additional $320,000 principal amount of our one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $320,000. We did not pay any commissions or finder’s fee and we are using the net proceeds for working capital.

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

ITEM 5.

OTHER INFORMATION.

From May 2013 to September 2013, the Company borrowed a total of $55,500 in short-term loans from James Palladino, an officer and director of the Company.  These advances bear interest at the rate of 6% per annum and are due on demand.  At September 30, 2013, $40,500 of the short-term loans was outstanding.

ITEM 6.

EXHIBITS.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.6	Service Bureau and User License Agreement dated August 12, 2013 by and between BullsnBears.com Inc. and The Shield, Inc.	8-K	8/16/2013	10.6
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer				✓
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer				✓
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				✓
101.INS	XBRL Instance Document**				✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **				✓
101.LAE	XBRL Taxonomy Extension Label Linkbase **				✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase **				✓
101.SCH	XBRL Taxonomy Extension Schema **				✓

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of October, 2013.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	___________________________
James M. Palladino, Chief Executive Officer, Chief Financial Officer