Form 10-K
period 2013-12-31
BullsNBears.com, Inc.
filed 2014-04-11
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER:  000-54616

BULLSNBEARS.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2288672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. Atlantic Ave. Suite B-7 Delray Beach, FL 33445

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (561) 265-5657

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $2,980,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 3, 2014, the registrant had 11,680,000 shares of common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•

need for additional capital, including our ability to repay $1,142,200 in notes, a substantial portion of which are presently past due,

•

our ability to continue as a going concern,

•

the development stage of our business and our limited operating history,

•

our inability to manage our growth,

•

potential infringement of third party intellectual property rights,

•

our ability to effectively compete,

•

our ability to timely and effectively scale our technology,

•

the status of a subpoena from the Office of Financial Regulation of the State of Florida,

•

the limited trading market for our common stock which is quoted on the OTC Markets,

•

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•

the application of penny stock rules to trading in our common stock, and

•

the dilutive impact of outstanding convertible notes and warrants.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.bullsnbears.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsnBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet International, Inc. In addition, “2014” refers to the year ending December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2012” refers to the year ended December 31, 2012.

PART I

ITEM 1.

BUSINESS.

Overview

We are a multi-faceted company, offering a variety of products and services for members of the financial market community. Our different enterprises include quotation platforms, and a variety of issuer services for small cap public companies. We are also developing a unique financial social media network platform which we believe will transform how businesses and people work and collaborate in the cloud era.

Our vision is to become a financial networking industry leader with the only “All in One Portal” for financial market investment information and services.

Our goal is to provide a place for our members to capitalize on the sharing of knowledge, expertise and interest among one another. Providing full access equally to all our member, we hope to level the playing field by offering a fair and open exchange of information to everyone. We believe this will translate into an ever-expanding database from all over the financial community. In summary, BullsNBears will not be just another financial website; rather we will serve as value added business bureau for all level of interested parties, from novices to experts.

Business Model

Our business model includes three interrelated companies:

•

BullsNBears

•

BNB Quotes

•

BNBServices

BullNBears is a financial networking social media platform, serving as a transaction free, neutral business bureau of financial data, where our members – investors, public/private companies, broker/brokerage firms, traders and market makers, SEC attorneys and accounting firms – can gather to exchange ideas and information. It is our hope to create a more fair and open playing field by facilitating the flow of data and ideas between our members, companies and individuals who will populate an ever-expanding database from every sector of the investment community.

BNBQuotes creates the superior next generation products and services needed to invest successfully in today’s fast paced markets. Through our real time stock market quotation services platforms, we provide all inclusive state of the art investment tools and unlimited real time Level 1 or Level 2 quotes, for self-directed investors, traders, and brokers, worldwide. We also design back office solutions for professionals.

BNBQuotes offers two all inclusive quotation solutions for self-directed investors, traders, and brokers. Our services provide unlimited real time quotes at Level 1 – Basic or Level 2 – Pro, which include investment tools that allow an investor to track up to five securities at the same time, on one screen. All features are fully customizable. The benefits of BNBQuotes include:

•

Advanced charting package

•

Portfolio management

•

Level 2

•

Top lists

•

Option Chains

•

Strategy back testing

•

News and alarms

•

Direct access trading

Our packages are:

•

BNBQuotes Pro – empowers traders by providing latest features in a complete direct access quotations platform

•

BNBQuotes Basic – is our web application developed in Microsoft Silverlight framework

•

BNBQuotes Back Office – is our back office management system that allows desk managers the capability to perform update and risk monitoring

We offer BNBQuotes on a monthly subscription basis at rates from $19.95 to $49.95 per month.

To facilitate our business, on August 15, 2013, we entered into a Service Bureau and User License Agreement with The Shield, Inc. pursuant to which we will provide our subscribers computer terminal access to U.S. securities markets, which will include real time Level I and Level II access and full financial news services, as well as maintenance and technical support. This agreement is for an initial term of two years, with automatic one year renewals after the initial term unless cancelled by either party upon 60-days’ notice prior to the end of the then current term.

BNBServices is a single source low cost provider of SEC reporting and investor information services for small cap and micro public companies. It offers a streamlined management solution for the preparation and filing of SEC documents, issuance of press releases, and Investor Relations webpage content management. The IR hosting service is cloud based and provides for the embedding of SEC filings, press releases, and a company’s stock quote, chart, and major market indexes, all in real time.

We allow a company to bundle products and services that streamline the SEC financial reporting process and corporate website compliance requirements. We seek, through our single source service solutions, to reduce the burden involved in the preparation and filing of SEC documents, provide press release services at a discount, and host an investor relations webpage. Our content management enhances the investor relations website experience by populating it with SEC filings, news, and real time market information, including a stock quote, chart and major market indexes.

Our services include:

•

SEC Reporting – annual, quarterly and material information reports are converted into electronic documents, in proper EDGAR format, with the required XBRL tagging, and filed with SEC

•

Quotes and Charts – our IR webpage hosting solution will display on one screen company stock quotes, charts, and major market indexes, all in real time

•

Press Releases – as a reseller for leading news services, we offer press releases at a reduced price and embed them into the Investor Relations webpage

•

IR Cloud Hosting – we will host your investor relations webpage and manage them to include all SEC filings, press releases, and real time stock quotes and charts

In November 2013 we entered into two reseller agreements pursuant to which we are able to offer to small cap issuers a platform which is a cost effective, streamlined, single management solution for the preparation and filing of SEC documents, resale and posting of press releases as well as providing management of an issuer’s Investor Relations webpage.

Pursuant to a Reseller Agreement with JAKT, LLC dated November 11, 2013, we were appointed as an independent non-exclusive reseller to market and sell the JAKT products, namely new release services. The agreement is for a term of one year and automatically renews for one year unless automatically terminated.

Pursuant to a Reseller Agreement with XBRL.Bix LLC dated November 11, 2013, we were appointed as a non-exclusive reseller of XBRL products to be sold under our brands. The XBRL products include the receipt of documents from issuers to be filed with the SEC; edgarizing of the documents, the conversion to XBRL, and the filing of the documents with SEC. The term of the XBRL Agreement is for a term of one year and is renewable for one year periods unless earlier terminated.

Capital Needs

Our ability to implement this business model, develop and launch a comprehensive website and market our products and services is dependent upon our ability to raise sufficient capital. As described later in this report, we have determined we need to raise approximately $3,500,000 for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $977,200 in net proceeds from the sale of our one-year 10% convertible promissory notes during 2013, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

Competition

Most of our competitors are well-established networks and have substantially greater financial resources than we have. However these large companies, such as LinkedIn, Facebook and Pinterest, serve as providers of information on all subject matters. We will seek to compete in our market by focusing on the financial community niche market. There are no assurances, however, we will ever effectively compete in our target market.

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

Intellectual property

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success will depend on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We expect to also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.

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

Employees

As of March 31, 2014 we have four full time employees as well as individuals working for us in outsourced rolls in consulting and marketing. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

On October 20, 2012, we acquired from James M. Palladino, then an unrelated third party, the URL domain name and websites of bullsnbears.com and bullnbearsinfo.com for $150,000. Following this asset purchase we were no longer considered a “shell company.” On October 23, 2012, our former officers and directors resigned and certain of our current officers and directors were appointed, with the balance of our directors being appointed in December 2012.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however, those assets had never generated any revenues. We reported revenues of $1,517 in 2013, and our net loss was $1,104,250. At December 31, 2013 we had a working capital deficit of $1,376,128. There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan. As described elsewhere herein, we will need to raise approximately $3,500,000 of additional capital. Our working capital is not sufficient to fund our operations. We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2013 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model. If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy. In such event, we may not be able to continue as a going concern.

We have $1,142,200 principal amount outstanding convertible notes which mature between January 2014 and March 2015, a substantial portion of which are presently past due.

Between January 2013 and December 2013 we issued and sold 10% convertible promissory notes in the principal amount of $977,200 in a private offering. These notes mature one year from the date of issuance. Holders of $40,000 principal amount of the notes have delivered conversion notices to us and at April 4, 201 approximately $483,000 of these notes are past due. The balance of the notes mature between April 2014 and December 2014. Subsequent to December 31, 2013, we sold an additional $205,000 principal amount of notes under the same terms and conditions. These notes mature between January 2015 and March 2015.The principal and accrued interest due under the notes is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. In the event one or more of the holders should elect to convert the note, the issuance of shares of our common stock in satisfaction of the note will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

We are a development stage company with a limited history of operations upon which an investor could evaluate our company. There are no assurances our business model will prove successful.

We are a development stage company with a limited operating history. Our business is in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. This lack of a significant operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•

avoid interruptions or disruptions in our service or slower than expected website load times;

•

develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

•

responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of enterprises and professional organizations;

•

generate any significant revenues from the solutions we provide;

•

earn and preserve our members’ trust with respect to their professional reputation and information;

•

process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•

successfully compete with other companies that are currently in, or may in the future enter, the online professional network space;

•

hire, integrate and retain qualified management and employees; and

•

successfully expand our business.

If we fail to address the needs of our target market, our ability to fully implement our business model will be in jeopardy. There are no assurances will be successful in the further implementation of our business model. You should consider our business and prospects in light of the risks and difficulties we encounter in the early stage of our operations.

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

There are no assurances we will ever effectively compete in our target market.

Competitors may develop or offer products and services that provide significant performance, price or other advantages over the services offered by us. Most of our competitors are larger and better capitalized than we are. We may not have the financial resources, marketing, nor support capabilities to compete successfully. If we fail to gain market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our website is accessible within an acceptable load time.

A key element to our growth strategy is the ability of our members, users (whom we define as anyone who visits our website, regardless of whether or not they are a member), enterprises and financial organizations in all geographies to access our website within acceptable load times. We call this “website performance” due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our website is unavailable when users attempt to access it or does not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our website as often in the future, or at all. This would negatively impact our ability to attract members, enterprises and professional organizations and increase engagement on our website. Subject to the availability of sufficient capital, we expect to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Risks Related to Our Common Stock

Subpoena from Office of Financial Regulation State of Florida (“OFR”).

We received a subpoena from OFR in September 2013 requesting, on a confidential basis, the production of documents relating principally to our sale of convertible promissory notes. We complied with the subpoena in all respects. While we do not believe that we have engaged in any conduct that violates Florida Statutes, there are no assurances as to the outcome of the OFR investigation.

Our common stock is currently quoted on the OTC Markets, but trading in the securities is extremely limited.

Currently, our common stock is quoted on the OTCQB tier of the OTC Markets. The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than a national or regional securities exchange. Securities quoted on the OTC Markets typically have fewer market makers and are not followed by analysts. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Until an active market for our common stock develops, if ever, an investment in our common stock should be considered illiquid.

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

The majority of our outstanding common shares are “restricted securities” and we have outstanding warrants and convertible notes to purchase approximately 51% of our currently outstanding common stock.

At April 4, 2014 we had 11,680,000 shares of common stock outstanding together with outstanding warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.25 per share, and convertible promissory notes to purchase an additional 1,142,200 shares of our common stock at a conversion price of $1.00 per share. The majority of our outstanding shares of common stock are "restricted securities" and the ability to freely resell those shares is limited by Federal securities laws. Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or conversion of the convertible notes, the number of our outstanding common stock will increase by almost 51%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTIES.

Our corporate offices are located at 4731 W. Atlantic Ave. Suite B7, Delray Beach, Florida 33445. This property was being rented from Mr. Palladino, our Chief Executive Officer, until the lease was assigned to the Company on December 4, 2013. The lease calls for monthly payment of approximately $2,938 per month through February 28, 2016, with annual 3% increases beginning January 1, 2014. We believe that our current space and arrangement is adequate to meet our current needs.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable for our operations.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since October 2, 2012 our shares of common stock are quoted on the OTCQB Tier of the OTC Markets Group Inc. under the symbol “BNBI”.  Our shares of common stock are thinly traded.  Set forth below are the high and low closing bid prices for our common stock for the for the last two fiscal years. These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2012
October 2, 2012 to December 31, 2012	$0.02	$3.00

2013
January 1, 2013 to March 31, 2013	$1.76	$3.00
April 1, 2013 to June 30, 2013	$0.86	$2.00
July 1, 2013 to September 30, 2013	$1.01	$3.05
October 1, 2013 to December 31, 2013	$1.00	$2.75

As of February 5, 2014, the last day our common stock traded before the filing date of this report, the last sale price of our common stock as reported on the OTC Markets was $2.69 per share. As of April 4, 2014 there are approximately 53 record holders of our common stock.

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

Recent Sales of Unregistered Securities

Between September 2013 and December 2013, we issued and sold to 15 accredited investors a total of $139,200 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $139,200. We did not pay any commissions or finder’s fees and are using the net proceeds for working capital. The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share.

Between January 2014 and March 2014, we issued and sold to four accredited investors a total of $205,000 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $205,000. We did not pay any commissions or finder’s fees and are using the net proceeds for working capital. The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Following the closing of the acquisition of these assets, during the balance of the fourth quarter we commenced the design and development of system. In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $3,500,000. We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital.

Although we have received approximately $977,200 in net proceeds from the sale of our one-year unsecured 10% convertible promissory notes in 2013, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. Holders of $40,000 principal amount of these notes have delivered conversion notices to us. Approximately $483,000 principal amount of these notes matured between January 2014 and March 31, 2014 and are presently past due, and the balance of these notes mature between April 2014 and December 2014. Subsequent to December 31, 2013, we sold an additional $205,000 principal amount 10% convertible promissory notes which mature between January 2015 and March 2015. These notes are identical to the ones sold in 2013. While these notes are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share, given the extremely limited market for our common stock there are no assurances the holders will elect to convert prior to maturity. In addition, we owe Mr. Palladino, our Chief Executive Officer, approximately $143,000 for funds he has advanced us for working capital. We do not have sufficient funds to repay these obligations, which will likely make our ability to raise additional capital more difficult. If we are unable to raise the necessary capital n that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of $1,462,864 since inception through December 31, 2013. The report of our independent registered public accounting firm on our financial statements for the period of inception (December 30, 2010) through December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2013 COMPARED TO DECEMBER, 2012

We generated $1,517 in revenues during 2013, all of which were reported in the fourth quarter of the year, compared to none in 2012. While we reasonably expect to report a significant increase in our revenues in 2014 as a result of the continued implementation of our business plan, our company is still in its early stages of operations. Given the significant amount of competition we face and our limited access to working capital which hinders our ability to market our products and services, there are no assurances we will be able to report any material increase in revenues during 2014.

During 2013, our operating expenses increased by approximately 190% from 2012, which included:

•

in 2013 we reported subscription content expense for which there was no comparable expense in 2012. This expense, which represents the costs to us of various content which appears on our website, is expected to increase in 2014 as we continue to expand our products and services; however, we are not able at this time to quantify the amount of expected increase,

•

non-cash depreciation and amortization of $37,248 related to the value of the URL domain names and websites we purchased in October 2012, increased 419% in 2013 as compared to $7,182 in 2012 as a result of a full-year of depreciation,

•

During 2012, we had $164,508 in expenses related to the repricing of common stock warrants, for which there was no comparable expense in 2013, and

•

our general and administrative expenses increased approximately 186% in 2013 from 2012. During 2013 increases in general and administrative expenses were primarily related to increases in compensation and consulting expenses and advertising, marketing, travel and entertainment expenses, as well as legal and accounting fees.

During 2013, our interest expense increased significantly as compared to 2012. During 2013 we issued and sold an aggregate of $977,200 principal amount 10% convertible notes, the proceeds of which were used for working capital, compared to $184,668 raised in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2013 we had a cash on hand of $829 and a working capital deficit of $1,376,128 as compared to cash on hand of $10,673 and a working capital deficit of $302,761 at December 31, 2012. Our total assets decreased by approximately 23% at December 31, 2013 as compared to December 31, 2012, mainly due to a $30,000 decrease in intangible assets due to amortization and a $9,844 decrease in cash. We have been dependent upon funds borrowed from both third parties as well as related parties to provide capital for our operations. Our current liabilities approximately 340% at December 31, 2013, compared to December 31, 2012. The increase is mainly due to the issuance of $977,200 in convertible notes payable, as well as increases in accounts payable, overdraft, accrued interest payable and accrued interest payable – related party, partially offset by a decrease in notes payable – related party and convertible notes payable to a related party.

We do not have any external sources of working capital and have been materially dependent upon the sale of convertible promissory notes to third parties as well as advances and loans from Mr. Palladino, our Chief Executive Officer and Chairman of the Board. Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. As described earlier in this report, we need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we will be unable to continue to expand our business and operations and satisfy our obligations as they become due. In that event, our ability to continue as a going concern will be in jeopardy and investors in our company could lose their entire investment.

Cash Flows from Operating Activities

During the year ended December 31, 2013, the Company used $921,262 of cash flow from operating activities compared with use of $75,296 during the year ended December 31, 2012. The increase in the use of cash flow from operating activities is mainly due to the increase in overall operating expenses from 2012 when the Company had minimal operating activities.

Cash Flows from Investing Activity

During the year ended December 31, 2013, the Company expended $6,364 on capital purchases, compared to $0 for the year ended December 31, 2012.

Cash Flows from Financing Activities

During the years ended December 31, 2013 and 2012, the Company received $977,200 in proceeds from the issuance of convertible notes payable and repaid $203,318 in notes payable and convertible notes payable – related party. Additionally, the Company received cash advances and expenses paid on its behalf by a related party totaling $143,900 and $30,969, respectively, and received $0 and $50,000, respectively, in proceeds from the sale of its common stock.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BullsnBears.com, Inc.

 (a development stage company)

Delray Beach, Florida

We have audited the balance sheets of BullsnBears.com, Inc., (collectively, the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from December 30, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BullsnBears.com, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from December 30, 2010 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BullsnBears.com, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, BullsnBears.com, Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 10, 2014

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

 Balance Sheets

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$829	$10,673
Other current assets	735	96
Total Current Assets	1,564	10,769

Property and equipment, net of accumulated depreciation of $8,180 and $932, respectively	19,140	20,023
Intangible asset, net of accumulated amortization of $36,250 and $6,250	113,750	143,750

TOTAL ASSETS	$134,454	$174,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$15,452	$21,536
Accounts payable – related party	207,800	87,932
Note payable – related party	120,790	150,000
Convertible notes payable - related party	21,716	51,924
Convertible notes payable	977,200	—
Accrued interest payable	32,199	—
Accrued interest payable - related party	2,535	2,138
Total Current Liabilities	1,377,692	313,530

Total Liabilities	1,377,692	313,530

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 and 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	218,458	218,458
Deficit accumulated in the development stage	(1,462,864)	(358,614)
Total Stockholders' Equity (Deficit)	(1,243,238)	(138,988)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$134,454	$174,542

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

 Statements of Operations

			December 30,
			2010
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

REVENUES	$1,517	$—	$1,517

OPERATING EXPENSES
Subscription content expense	36,760	—	36,760
Depreciation and amortization expense	37,248	7,182	44,430
Warrant re-pricing expense	—	164,508	164,508
General and administrative	960,238	184,668	1,145,024

Total Operating Expenses	1,034,246	356,358	1,390,722

OPERATING LOSS	1,032,729	356,358	1,389,205

OTHER INCOME (EXPENSE)
Interest income	1	—	1
Interest expense	(71,522)	(2,138)	(73,660)

Total Other Income (Expense)	(71,521)	(2,138)	(73,659)

NET LOSS	$(1,104,250)	$(358,496)	$(1,462,864)

BASIC NET LOSS PER COMMON SHARE	$(0.09)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,214,153

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.

 (A DEVELOPMENT STAGE COMPANY)

 Statements of Stockholders’ Equity (Deficit)

December 30, 2010 (inception) through December 31, 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, December 30, 2010 (Date of Inception)	—	$—	$—	$—	$—

Common stock issued per court order	1,180,000	118	—	—	118

Net loss for the year ended December 31, 2010	—	—	—	(118)	(118)

Balance, December 31, 2010	1,180,000	118	—	(118)	—

Common stock issued to officers for cash	10,000,000	1,000	4,000	—	5,000

Net loss for the year ended December 31, 2011	—	—	—	—	—

Balance, December 31, 2011	11,180,000	1,118	4,000	(118)	5,000

Common stock issued for cash	500,000	50	49,950	—	50,000

Warrant re-pricing expense	—	—	164,508	—	164,508

Net loss for the year ended December 31, 2012	—	—	—	(358,496)	(358,496)

Balance, December 31, 2012	11,680,000	1,168	218,458	(358,614)	(138,988)

Net loss for the year ended December 31, 2013	—	—	—	(1,104,250)	(1,104,250)

Balance, December 31, 2013	11,680,000	$1,168	$218,458	$(1,462,864)	$(1,243,238)

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.

 (A DEVELOPMENT STAGE COMPANY)

 Statements of Cash Flows

			December 30,
			2010
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,104,250)	$(358,496)	$(1,462,864)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,248	7,182	44,430
Common stock issued for settlement	—	—	118
Warrant re-pricing expense	—	164,508	164,508
Changes in operating assets and liabilities
Increase in other assets	(639)	(96)	(735)
Increase in accounts payable and accrued liabilities	26,114	21,536	47,650
Increase (decrease) in related party accounts payable and accrued interest	120,265	90,070	210,335
Net Cash Used in Operating Activities	(921,262)	(75,296)	(996,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,364)	—	(6,364)
Net Cash Provided by Financing Activities	(6,364)	—	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	977,200	—	977,200
Proceeds from notes payable, related party	143,900	—	143,900
Proceeds from convertible note payable, related party	—	30,969	30,969
Payments on notes and convertible notes payable, related party	(203,318)	—	(203,318)
Common stock issued for cash	—	50,000	55,000
Net Cash Provided by Financing Activities	917,782	80,969	1,003,751

(DECREASE) INCREASE IN CASH	(9,844)	5,673	829

CASH AT BEGINNING OF PERIOD	10,673	5,000	—

CASH AT END OF PERIOD	$829	$10,673	$829

CASH PAID FOR:
Interest	$38,926	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Note payable issued for intangible assets	$—	$150,000	$150,000
Related party convertible note payable issued for fixed assets	$—	$20,955	$20,955

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

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

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2013 and 2012, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. The Company has recognized minimal revenue since inception.

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$368,649	$27,400
Accrued expenses	33,433	37,219
Valuation allowance	(402,082)	(64,619)
Net deferred tax asset	$—	$—

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Pre-tax book income (loss)	$(1,104,250)	$(358,496)
Meals and entertainment	5,484	809
Related party accruals	33,433	37,219
Warrant expense	—	164,508
Net operating loss carry forward	1,084,263	83,829
Valuation allowance	(18,930)	72,131
Federal Income Tax	$—	$—

The Company had net operating losses of approximately $1,084,263 that expire in years through 2033. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2013 or 2012.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired web site domains and web site content and are carried at cost, less accumulated amortization.

Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.

Development Stage Company

Based on the Company's business plan, it is a development stage Company since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on December 30, 2010 when the Company was organized.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in other income. Depreciation expense is computed using the straight-line method over lives from three to five years.

Property and equipment and accumulated depreciation are as follows:

	December 31,
	2013	2012
Furniture and fixtures	$7,932	$5,375
Computer and office equipment	19,388	15,580
Less: Accumulated depreciation	(8,180)	(932)
Total fixed assets	$19,140	$20,023

Depreciation expense for the years ended December 31, 2013 and 2012 was $7,248 and $932, respectively.

NOTE 3 - INTANGIBLE ASSETS

During October 2012, the Company entered into an Asset Purchase Agreement and a Promissory Note (see Note 4) in the amount of $150,000 for the URL domain names and websites of the Company with a current officer and director of the Company, prior to joining the Company. The assets were capitalized and are being amortized over their estimated useful of 5 years. The website was placed into service during October 2012. Amortization expense for the years ended December 31, 2013 and 2012 was $30,000 and $6,250, respectively.

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 20, 2012, in accordance with an Asset Purchase Agreement (see Note 3), the Company and a current officer and director of the Company entered into a one year, 6% Promissory Note for $150,000, prior to joining the Company. During the year ended December 31, 2013, the Company repaid the note and a total of $2,405 in accrued interest.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $2,535 and $363 at December 31, 2013 and December 31, 2012, respectively.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208. During the year ended December 31, 2013, the Company repaid the note and a total of $375 in accrued interest.

During the year ended December 31, 2013, the Company borrowed a total of $143,900 in unsecured short-term loans from an officer and director of the Company and repaid $23,110. At December 31, 2013, $120,790 of the short-term loans was outstanding and are accruing interest at 6% per annum. During the year ended December 31, 2013, the Company repaid $23,110 principal and $2,166 in accrued interest.

Office Space

The Company paid an officer for rent on the office space it occupies through December 4, 2013, when the lease was assigned over to the Company. At December 31, 2013 and 2012, The Company owes the officer $0 and $9,432, respectively, in past due rent which is included in accounts payable, related party.

Consulting Expense

At December 31, 2012, the Company owed a now ex-officer $22,500 for consulting expense which is included in accounts payable, related party.

At December 31, 2013 and 2012, the Company owes an officer $207,800 and $56,000, respectively, for consulting expense which is included in accounts payable, related party.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

During the year ended December 31, 2013, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $977,200. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share. Accrued interest on the Notes was $32,199 at December 31, 2013.

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

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

On December 6, 2012, The Company sold 500,000 shares of its common stock for cash of $50,000, or $0.10 per share.

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

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	3 years
Expected volatility	255.30%
Risk free interest rate	0.39%
Expected dividend yield	0.00%

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2012 and 2013:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2011	5,000,000	5.00	3.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2012	5,000,000	0.25	2.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2013	5,000,000	$0.25	1.89

BULLSNBEARS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

The aggregate intrinsic value of the above warrants as of December 31, 2013 and 2012 was $12,500,000 and $13,750,000, respectively, based on a quoted market price of the Company’s common stock of $2.50 and $3.00 per share, respectively.

NOTE 7 - GOING CONCERN

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a long-term operating lease through February 28, 2016. This office space was being rented from an officer of the Company until it was assigned to the Company on December 4, 2013. The lease calls for monthly payment of approximately $2,938 per month through February 28, 2016, with annual 3% increases beginning January 1, 2014.

Future minimum payments due under the lease are as follows:

2014	$36,308
2015	37,397
2016	6,420
Total:	$80,125

NOTE 9 - SUBSEQUENT EVENTS

During 2014, the Company received proceeds of $205,000 from the issuance of four convertible promissory notes.  The notes bear interest at 10% per annum, are unsecured, and are due one year from the date of issuance. At maturity, the holders of the notes have the right to convert the unpaid principal and accrued interest into shares of the common stock of the Company at a conversion price of $1.00 per share.

In March 2014, the Company received conversion notices for an aggregate of $40,000 principal amount 10% convertible notes. The Company has not yet issued the shares of common stock to the note holders upon the conversion of the principal and accrued interest under these notes.

ITEM 9.

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

On March 7, 2013, we also reported in Item 4.01 of the Current Report on Form 8-K that we were engaging Anton & Chia, LLP as our new independent registered public accounting firm, however in a subsequent board meeting the board decided not to proceed with the engagement of Anton & Chia, LLP.

On March 15, 2013 we engaged MaloneBailey, LLP as our new independent registered public accounting firm. The appointment of MaloneBailey, LLP was approved by our Board of Directors. During our two most recent fiscal years ended December 31, 2012 and 2011 and the interim period until the engagement of MaloneBailey LLP we did not consult with MaloneBailey, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and MaloneBailey, LLP did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer who also serves as our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure as a result of material weaknesses in our internal control over financial reporting.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2014 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

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

Name	Age	Positions
James M. Palladino	50	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
Daniel Masters	67	Director
Ali Balaban	44	Director
Anthony Turnbull	69	Director

James M. Palladino. Mr. Palladino has been our Chairman, Secretary and a member of our board of directors since October 2012 and as our Chief Executive Officer, President, Chief Financial Officer and Treasurer since June 2013. Mr. Palladino brings over 18 years of financial services experience, starting his career as a retail stock broker on Wall Street where he successfully managed individual and corporate clients. Mr. Palladino was also instrumental in raising several million dollars for various institutional public and private offerings, while still maintaining his client base. Upon exiting Wall Street he then established himself in the public investor relations arena where he successfully designed and implemented over a dozen digital, print and telephone marketing campaigns, assisted In bringing approximately half of them public, creating shareholder value as well as investor enthusiasm. Prior to joining us, from May 2011 to August 2012 Mr. Palladino was the founder and majority shareholder of Statewide Life and Health, Inc., a provider of life and health insurance, licensed in 38 states. Prior to Statewide Life, from April 2009 to April 2011, Mr. Palladino was the President and Secretary of Financial Media Net, Inc., a public relations and investor relations firm with a call center in Boca Raton, Florida. From May 2007 to March 2009 Mr. Palladino was the Managing Director of ProMark Financial, Inc., an investor relations and public relations company creating investment awareness campaigns for public companies. Mr. Palladino received his technical training and an electronics degree from what is now known as DeVry University in New Jersey.

Daniel C. Masters, Esq. Mr. Masters has been a member of our board of directors since our inception in December 2010. He also served as Secretary and Treasurer of our company from December 2010 until October 2012. Mr. Masters is an attorney practicing business law with an emphasis on corporate reorganizations. Before establishing his current law practice in 2002, Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co. and at Capital Technology Group; as Vice President of Finance with the Trilon Group, a private holding company with over a billion dollars in assets; and as President of Golden Gate Capital, a venture capital group. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor of Arts Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review.

Ali Balaban. Mr. Balaban has served as a member of our board of directors since December 2012. He previously served as our President, Chief Executive Officer, and a member of the board of directors from our inception in December 2010 until October 2012. Mr. Balaban has been an officer, director, or founder of several businesses engaged in internet based sales, and he currently serves as a consultant on European Union policies and programs for Information Technology, especially the E-Content and Sixth Framework Programs which offer grants and funding for European IT companies. In 2012 he founded Taksit USA, an inter2net portal through which subscribers in Turkey can purchase goods in the U.S. from sites such as Amazon and Ebay, pay with the company’s U.S. credit card, and have the purchase shipped to a U.S. fulfillment center from which it is sent to Turkey. Since many internet-based sellers will not accept foreign credit cards or ship outside the U.S. and Canada this solves a major problem for Turkish, and, eventually, other foreign consumers. Since 2010 Mr. Balaban has been a Director of the Yonja Group A.S. Yonja sells European and U.S. food supplements and beauty products via the Internet in Turkey. From 2000 to 2012 he was also the Chief Financial Officer of Homedrom Direct Response TV International, a retailer of consumer products through direct response television advertising and Internet websites in several European and Asian countries including Germany, Turkey, Ukraine, Kazakhstan, Georgia, Azerbaijan, and Cyprus. From 2009 through 2011 he was also the Managing Director of Unite Technologies, a Ukraine based business which provides IT management services to major GSM (cell phone) network operators and call centers in Easter European countries. He remains a Director of that company. Prior to 2000 Mr. Balaban was an executive at a leading software outsourcing company and at an apparel manufacturer. He earned his BA in Business Administration and his MA in Strategy from Universite de Paul Valery in Montpellier, France and an MBA in International Business from the University of California Los Angeles (UCLA).

Anthony Turnbull. Mr. Turnbull has been a member of our board of directors since December 2012. Mr. Turnbull holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2012 he has been the Chief Financial Officer of You Everywhere Now, LLC, a publishing firm, which also provides seminars and webinars on publishing. From 2007 through 2011 he was CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. From 2006 to 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in from 2004 to 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de las Campanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

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

James M. Palladino – Mr. Palladino’s more than 18 years of experience in the financial services industry and his more recent experience in public investor relations were factors considered by the Board in making their recommendation.

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

Committees of our Board of Directors

We have not established any committees of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. We have only recently expanded our Board and we expect to establish Audit, Compensation and Nominating Committees in the future.

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

Mr. Turnbull is considered an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Board oversight in risk management

Prior to the termination of our prior Chief Executive Officer in June 2013 the offices of Chairman of the Board and Chief Executive Officer were separated. Commencing in June 2013 Mr. James Palladino, our then Chairman, assumed the position of Chief Executive Officer. The balance of our board is comprised of three independent directors, but we do not have a “lead” independent director. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities.

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

•

handling of books and records,

•

public disclosure reporting,

•

insider trading,

•

discrimination and harassment,

•

health and safety,

•

conflicts of interest,

•

competition and fair dealing, and

•

protection of company assets.

We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this report. A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 4731 W. Atlantic Avenue, Suite B-7 and 8, Delray Beach, FL 33445.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. None of our directors were compensated for their services in 2013.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2013 and 2012 for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
James M. Palladino(1)	2013	0	0	0	0	0	0	192,000	192,000
	2012	0	0	0	0	0	0	56,000	56,000

Nick Arroyo(2)	2013	63,000	0	0	0	0	0	0	52,739
	2012	49,500	0	0	0	0	0	0	49,500

———————

(1)

Mr. Palladino has served as our Chief Executive Officer since June 2013. All other compensation in 2013 and 2012 represents consulting fees paid to Mr. Palladino as compensation for his services to us.

(2)

Mr. Arroyo served as our Chief Executive Officer from October 2012 until June 2013. Included in his compensation for 2012 was $22,500 of accrued but unpaid compensation.

How the executive’s compensation is determined

We are not a party to an employment agreement with Mr. Palladino, our Chief Executive Officer. His compensation, which is paid in the form of a consulting fee, is determined by our board of directors of which he is a member. During 2013, Mr. Palladino was paid a monthly consulting fee of $16,000. The Board considered a number of factors in determining Mr. Palladino’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Board did not consult with any experts or other third parties in fixing the amount of Mr. Palladino’s compensation. The amount of compensation payable to Mr. Palladino can be increased at any time upon the determination of the board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James M. Palladino	0	0	0	0	0	0	0	0	0
Nick Arroyo	0	0	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 3, 2014, we had 11,680,000 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 3, 2014 by:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our named executive officers; and

•

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 4731 W. Atlantic Avenue, Suite B-7, Delray Beach, FL 33445.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%
James M. Palladino (1)	3,425,000	29.3%
Daniel C. Masters (2)	165,000	1.4%
Ali Balaban	6,020,000	51.5%
Anthony Turnbull	0	—
All officers and directors as a group (four persons) (1)(2)	9,610,000	82.3%

———————

(1)

The number of shares beneficially owned by Mr. Palladino includes 100,000 shares owned by his spouse but excludes shares of our common stock issuable upon the conversion of an outstanding 10% senior convertible note in the principal amount of $21,176. See Item 13. Certain Relationships and Related Transactions, and Director Independence. While this note may be convertible into shares of our common stock, the conversion ratio has yet to be determined.

(2)

The number of shares beneficially owned by Mr. Masters includes 100,000 shares owned by his spouse.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On October 20, 2012, we entered into an Asset Purchase Agreement with James M. Palladino pursuant to which we acquired URL domain names and websites for $150,000. Mr. Palladino, who was not a related party at the time of the transaction, was appointed a director and officer of our company on October 23, 2012 following this transaction.

On October 31, 2012, we purchased $21,176 in office furniture and equipment, computers, and supplies from Mr. Palladino, under the terms of a one-year, 10% senior convertible note. The principal amount of the note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by our Board of Directors, of which Mr. Palladino is a member, at or prior to the maturity date. This note, which is presently past due, remains outstanding.

On December 31, 2012, we entered into a one year $30,208 principal amount 10% senior convertible note with Mr. Palladino representing amounts he had provided to us for cash advances and expenses paid on our behalf. The principal amount of the note can be converted, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by our Board of Directors, of which Mr. Palladino is a member, at or prior to the maturity date. This note, together with interest, was paid during 2013.

From October 2012 until November 2013 we rented our principal executive offices from Mr. Palladino on a month-to-month basis under an oral agreement for a monthly rental of $3,113.75. At December 31, 2013 and 2012, we owed Mr. Palladino $0 and $9,432, respectively, in past due rent on these facilities.

During the year ended December 31, 2013, the Company borrowed a total of $143,900 in unsecured short-term loans from Mr. Palladino and repaid him $23,110. At December 31, 2013, $120,790 of the short-term loans was outstanding and are accruing interest at 6% per annum.

At December 31, 2013 and 2012 we owe Mr. Palladino $207,800 and $56,000, respectively, for consulting expense, representing compensation to him for his services to our company.

Director Independence

Messrs. Masters, Balaban and Turnbull are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our principal accountants during 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$10,000	$5,440
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,000	$5,440

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

PART IV

ITEM 15.

EXHIBITS. FINANCIAL STATEMENT SCHEDULES.

(a)(2)

Financial Statements. See the audited financial statements for the years ended December 31, 2013 and 2012 contained in Item 8 above.

(b)

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization (incorporated by reference to the registration statement on Form 10, SEC File No. 000-54616, as filed with the SEC on March 1, 2012, as amended (the “Form 10”))
3.1	Articles of Incorporation (incorporated by reference to the Form 10)
3.2	Bylaws (incorporated by reference to the Form 10)
3.3	Certificate of Amendment to the Certificate of Incorporation *
4.1	Form of “A” Warrant Agreement (incorporated by reference to the Form 10)
4.2	Form of “B” Warrant Agreement (incorporated by reference to the Form 10)
4.3	Form of “C” Warrant Agreement (incorporated by reference to the Form 10)
4.4	Form of “D” Warrant Agreement (incorporated by reference to the Form 10)
4.5	Form of “E” Warrant Agreement (incorporated by reference to the Form 10)
10.1

Asset Purchase Agreement dated October 20, 2012 between Spicy Gourmet Manufacturing, Inc. and James Palladino (incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2012.)

10.2	[INTENTIONALLY OMITTED]
10.3	10% senior secured convertible note dated October 31, 2012 in the principal amount of $21,176 issued to James M. Palladino *
10.4	10% senior secured convertible note dated December 31, 2012 in the principal amount of $30,208.23 issued to James M. Palladino *
10.5	Form of 10% convertible promissory note *
10.6

Service Bureau and User License Agreement dated August 12, 2013 by and between BullsnBears.com Inc. and The Shield, Inc. (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2013).

10.7	Lease for principal executive offices *
14.1	Code Conduct and Ethics *
16.1	Letter from Stan JeongHa Lee, CPA dated March 19, 2013 (incorporated by reference to the Current Report on Form 8-K filed on March 29, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BullsNBears.com, Inc.

April 10, 2014	By:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James M. Palladino his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ James M. Palladino	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary, Treasurer, principal executive officer and principal financial and accounting officer	April 10, 2014
James M. Palladino

/s/ Daniel C. Masters	Director	April 10, 2014
Daniel C. Masters

/s/ Ali Balaban	Director	April 10, 2014
Ali Balaban

/s/ Anthony Turnbull	Director	April 10, 2014
Anthony Turnbull