Form 10-Q
period 2014-03-31
BullsNBears.com, Inc.
filed 2014-05-15
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. ATLANTIC AVE. SUITE B-7 DELRAY BEACH, FL	33445
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2014, there were 11,680,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.bullsnbears.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “first quarter of 2014” refers to the three months ended March 31, 2014, the “first quarter of 2013” refers to the three months ended March 31, 2013,

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$196	$829
Other current assets	735	735

Total Current Assets	931	1,564

Property and equipment, net of accumulated depreciation of $10,023 and $8,180	17,296	19,140
Intangible asset, net of accumulated amortization of $43,750 and $36,250	106,250	113,750

TOTAL ASSETS	$124,477	$134,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$23,159	$15,452
Accounts payable – related party	255,800	207,800
Note payable – related party	118,216	120,790
Convertible notes payable - related party	21,716	21,716
Accrued interest payable - related party	3,070	2,535
Convertible notes payable	1,177,200	977,200
Accrued interest payable	38,950	32,199

Total Current Liabilities	1,638,111	1,377,692

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	218,458	218,458
Deficit accumulated during the development stage	(1,733,260)	(1,462,864)

Total Stockholders' Equity (Deficit)	(1,513,634)	(1,243,238)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$124,477	$134,454

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 (A Development Stage Company)

 Statements of Operations

(Unaudited)

			December 30,
	For the		2010
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014

REVENUES	$3,403	$—	$4,920

OPERATING EXPENSES
Content subscription expense	6,649	—	43,409
Depreciation and amortization	9,343	9,219	53,773
General and administrative	231,021	307,051	1,376,045
Warrant re-pricing expense	—	—	164,508

Total Operating Expenses	247,013	316,270	1,637,735

OPERATING LOSS	(243,610)	(316,270)	(1,632,815)

OTHER INCOME (EXPENSE)
Interest expense	(26,786)	(16,735)	(100,445)
Total Other Income (Expense)	(26,786)	(16,735)	(100,445)

NET LOSS	$(270,396)	$(333,005)	$(1,733,260)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

(A Development Stage Company)

 Statements of Cash Flows

(Unaudited)

			December 30,
	For the		2010
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,396)	$(333,005)	$(1,733,260)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,343	9,219	53,773
Warrant re-pricing expense	—	—	164,508
Common stock issued for settlement	—	—	118
Changes in operating assets and liabilities
(Increase) decrease in other assets	—	(2,893)	(735)
Increase in accounts payable and accrued liabilities	14,459	884	62,109
Increase (decrease) in related party accounts payable and accrued interest	48,535	(10,911)	258,870
Net Cash Used in Operating Activities	(198,059)	(336,706)	(1,194,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(6,364)	(6,364)
Net Cash Used in Investing Activities	—	(6,364)	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible notes payable, related party	27,071	—	201,940
Payments on notes payables and convertible notes payable, related party	(29,645)	(180,208)	(232,963)
Proceeds from convertible notes payable	200,000	523,000	1,177,200
Common stock issued for cash	—	—	55,000
Net Cash Provided by Financing Activities	197,426	342,792	1,201,177

INCREASE (DECREASE) IN CASH	(633)	(278)	196

CASH AT BEGINNING OF PERIOD	829	10,673	—

CASH AT END OF PERIOD	$196	$10,395	$196

CASH PAID FOR:
Interest	$19,500	$2,780	$58,426
Income taxes	$—	$—	$—

NON-CASH FINANCING ACTIVITIES:
Note payable issued for intangible assets	$—	$—	$150,000
Related party convertible note payable issued for fixed assets	$—	$—	$20,955

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by BullsnBears.com, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2014, the Company has generated no revenues and has an accumulated deficit of $1,733,260. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $3,070 and $2,535 at March 31, 2014 and December 31, 2013, respectively.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208. During the three months ended March 31, 2013, the Company repaid the note and a total of $375 in accrued interest.

From May 2013 through March 2014, the Company borrowed a total of $172,971 and repaid $54,755 from James Palladino, an officer and director of the Company. At March 31, 2014 and December 31, 2013, $118,216 and $120,790 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the three months ended March 31, 2014, the Company received $27,071 and repaid $29,645 in principal.

BULLSNBEARS.COM, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

Consulting Expense

At March 31, 2014 and December 31, 2013, the Company owes an officer $255,800 and $207,800, respectively, for consulting expense which is included in accounts payable - related party.

4.

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

During the three months ended March 31, 2014, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $200,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. The holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.

Accrued interest on the Notes was $38,950 and $32,199 at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, there were $523,000 worth of notes which have matured and have not converted into common shares. In the absence of the note holders converting to common stock that the company will need to raise additional capital to retire the notes.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2014	2013

Current Assets	$931	$1,564
Current Liabilities	1,638,111	1,377,692
Working Capital (Deficit)	$(1,637,180)	$(1,376,128)

Cash Flows

	Three months ended
	March 31,
	2014	2013

Cash Flows Used in Operating Activities	$(198,059)	$(336,706)
Cash Flows Used in Investing Activities	—	(6,364)
Cash Flows Provided by Financing Activities	197,426	342,792
Net Decrease in Cash During Period	$(633)	$(278)

Balance Sheet

As at March 31, 2014, the Company had total assets of $124,477 compared with total assets of $134,454 as at December 31, 2013.  The assets are mainly comprised of URL domain names and websites purchased during October 2012.

The Company had total liabilities of $1,638,111 at March 31, 2014 compared with $1,377,692 as at December 31, 2013. The increase in total liabilities is mainly attributed to the issuance of convertible promissory notes totaling $200,000 during the three months ended March 31, 2014.

Operating Expenses

During the three months ended March 31, 2014, the Company incurred operating expenses totaling $247,013 compared with $316,270 for the three months ended March 31, 2013.  The decrease in operating expenses is mainly attributed to a decrease in general and administrative expenses related to the commencement of initial operations during 2013.

Net Loss

During the three months ended March 31, 2014, the Company realized net loss of $270,396 compared with a net loss of $333,005 for the three months ended March 31, 2013.  The decrease in net loss was primarily due to a decrease in general and administrative expenses related to the commencement of initial operations during 2013.

Liquidity and Capital Resources

As at March 31, 2014, the Company had a cash balance of $196 and a working capital deficit of $1,637,180 compared with a cash balance of $829 and working capital deficit of $1,376,128 at December 31, 2013.  The increase in working capital deficit is mainly due to the increase in convertible promissory notes of $200,000 during the three months ended March 31, 2014.

As of March 31, 2014, there were $523,000 worth of notes which have matured and have not converted into common shares. In the absence of the note holders converting to common stock that the company will need to raise additional capital to retire the notes.

Cash Flows from Operating Activities

During the three months ended March 31, 2014, the Company used $198,059 of cash flow from operating activities compared with use of $336,706 of cash flow during the three months ended March 31, 2013.  The decrease in the use of cash flow for operating activities is mainly due a decrease in net loss related to the reduction of general and administrative expenses.

Cash Flows from Investing Activity

During the three months ended March 31, 2014, the Company did not used any cash in investing activities compared with the use of $6,364 in investing activities during the three months ended March 31, 2013.  The decrease in the use of cash flow for investing activities is due to the purchase of office and computer equipment related to the commencement of operating activities in 2013.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, the Company received $197,426 of cash flow from financing activities compared to $342,792 of cash flow from financing activities during the three months ended March 31, 2013.  The decrease in cash provided by financing activities is mainly due to proceeds from the issuance of convertible promissory notes totaling $523,000 during the three months ended March 31, 2013, compared to proceeds the issuance of convertible promissory notes totaling $200,000 during the three months ended March 31, 2014.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 2013 and March 31, 2014 , we issued and sold to forty accredited investors a total of  $1,177,200 principal amount of our one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $1,177,200. We did not pay any commissions or finder’s fee and we are using the net proceeds for working capital.

During the three months ended March 31, 2014, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $200,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.

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

ITEM 5.

OTHER INFORMATION.

From May 2013 through March 2014, the Company borrowed a total of $172,971 and repaid $54,755 from James Palladino, an officer and director of the Company. At March 31, 2014 and December 31, 2013, $118,216 and $120,790 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the three months ended March 31, 2014, the Company repaid $27,071 in principal.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2014.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer