Form 10-Q
period 2014-06-30
BullsNBears.com, Inc.
filed 2014-08-14
CIK 1543272

[WE HAVE ADDED PAGE NUMBERS TO THIS REPORT]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4731 W. ATLANTIC AVE. SUITE B-7 DELRAY BEACH, FL	33445
(Address of principal executive offices)	(Zip Code)

(561) 265-5657
(Registrant's telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑     NO ☐

0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2014, there were 11,680,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS [PLEASE CORRECT PAGE NUMBERS IN FINAL VERSION]

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

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “second quarter of 2014” refers to the three months ended June 30, 2014, the “second quarter of 2013” refers to the three months ended June 30, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.

Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$-	$829
Other current assets	596	735

Total Current Assets	596	1,564

Property and equipment, net of accumulated depreciation of $11,866 and $8,180	15,453	19,140
Intangible asset, net of accumulated amortization of $51,250 and $36,250	98,750	113,750

TOTAL ASSETS	$114,799	$134,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$46,293	$15,452
Accounts payable – related party	303,800	207,800
Note payable – related party	133,397	120,790
Convertible notes payable - related party	21,716	21,716
Accrued interest payable - related party	3,611	2,535
Convertible notes payable	1,192,200	977,200
Accrued interest payable	61,400	32,199

Total Current Liabilities	1,762,417	1,377,692

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	299,058	218,458
Deficit accumulated during the development stage	(1,947,844)	(1,462,864)

Total Stockholders' Equity (Deficit)	(1,647,618)	(1,243,238)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$114,799	$134,454

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

  Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

REVENUES	$ 40,780	$ -	$ 44,183	$ -

OPERATING EXPENSES

Content subscription expense	1,335	-	7,984	-
Depreciation and amortization	9,343	9,343	18,686	18,562
General and administrative	129,454	220,041	360,475	527,092

Total Operating Expenses	140,132	229,384	387,145	545,654

OPERATING LOSS	(99,352)	(229,384)	(342,962)	(545,654)

OTHER INCOME (EXPENSE)
Interest expense	(115,232)	(15,096)	(142,018)	(31,831)

NET LOSS	$ (214,584)	$ (244,480)	$ (484,980)	$ (577,485)

BASIC NET LOSS PER COMMON SHARE	(0.02)	(0.02)	(0.04)	(0.05)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,680,000	11,680,000	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

 Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(484,980)	$(577,485)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,686	18,562
Amortization of debt discount	80,600	-
Changes in operating assets and liabilities
(Increase) decrease in other assets	139	(1,475)
Increase in accounts payable and accrued liabilities	60,043	29,176
Increase in related party accounts payable and accrued interest	97,076	29,159
Net Cash Used in Operating Activities	(228,436)	(502,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(6,364)
Net Cash Used in Investing Activities	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible notes payable, related party	45,075	25,000
Payments on notes payables and convertible notes payable, related party	(32,468)	(195,208)
Proceeds from convertible notes payable	215,000	688,000
Net Cash Provided by Financing Activities	227,607	517,792

INCREASE (DECREASE) IN CASH	(829)	9,365

CASH AT BEGINNING OF PERIOD	829	10,673

CASH AT END OF PERIOD	$-	$20,038

CASH PAID FOR:
Interest	$31,141	$2,780
Income taxes	$-	$-
NON-CASH TRANSACTION
Debt discount	$80,600	$-

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

The company has limited operations and is considered to be in the development stage. In the year ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through June 30, 2014, the Company has generated minimal revenues and has an accumulated deficit of $1,947,844. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations,identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $3,611 and $2,535 at June 30, 2014 and December 31, 2013, respectively.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208. During the six months ended June 30, 2013, the Company repaid the note and a total of $375 in accrued interest.

From May 2013 through June 2014, the Company borrowed a total of $188,975 and repaid $55,578 from James Palladino, an officer and director of the Company. At June 30, 2014 and December 31, 2013, $133,397 and $120,790 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the six months ended June 30, 2014, the Company received $45,075 and repaid $32,468 in principal.

Consulting Expense

At June 30, 2014 and December 31, 2013, the Company owes an officer $303,800 and $207,800, respectively, for consulting expense which is included in accounts payable - related party.

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

During the six months ended June 30, 2014, the Company issued six Convertible Promissory Notes for cash totaling $210,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At maturity, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.

During the six months ended June 30, 2014, six Convertible Promissory Notes became due and convertibleat a discountto the then current market price in accordance with terms of the Notes.  As a result, the Company recorded a total of $80,600 in debt discount to interest expense related to thebeneficial conversion feature during the six months ended June 30, 2014.  At June 30, 2014 and December 31, 2013, the Company had no unamortized debt discount on Convertible Promissory Notes.

During the six months ended June 30, 2014, the Company issued one Preferred Stock Convertible Promissory Note (“Preferred Stock Note”) for $5,000 cash.  The Preferred Stock Notebears interest at 10% per annum, is unsecured and due in one year from the date of issuance. At maturity, the holder of thePreferred Stock Notehas the right to convert the unpaid principal and accrued interest into shares of Series APreferred Stock of the Company at a price of $1.25 per share.  Additionally, the holder may then convert the Series A Preferred Stock into shares of common stock of the Company at $1.25 per share.

Accrued interest on the Notes and Preferred Stock Note was $61,400 and $32,199 at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, $688,000 worth of Notes which have matured and have not converted into common shares. If Note holders do not elect to convert their debt into common stock, the Company may need to raise additional capital to retire the Notes.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2014	2013

Current Assets	$596	$1,564
Current Liabilities	1,762,417	1,377,692
Working Capital (Deficit)	$(1,761,821)	$(1,376,128)

Cash Flows

	Six months ended
	June 30,
	2014	2013

Cash Flows Used in Operating Activities	$(228,436)	$(502,063)
Cash Flows Used in Investing Activities	-	(6,364)
Cash Flows Provided by Financing Activities	227,607	517,792
Net Increase (Decrease) in Cash During Period	$(829)	$9,365

Balance Sheet

As at June 30, 2014, the Company had total assets of $114,799 compared with total assets of $134,454 as at December 31, 2013.  The assets are mainly comprised of URL domain names and websites purchased during October 2012.

The Company had total liabilities of $1,762,417 at June 30, 2014 compared with $1,377,692 as at December 31, 2013. The increase in total liabilities is mainly attributed to the issuance of convertible promissory notes totaling $215,000 during the six months ended June 30, 2014.

Income Statement

Revenues

Revenue increased by $44,183 during the six month ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase was mainly the result of one sale for advertising for a client’s website and products in the amount of $40,000.

Revenue increased by $40,780 during the three month ended June 30, 2014 compared to the threemonths ended June 30, 2013.  The increase was mainly the result of one sale for advertising for a client’s website and products in the amount of $40,000.

Operating Expenses

During the six months ended June 30, 2014, the Company incurred operating expenses totaling $387,145 compared with $545,654 for the six months ended June 30, 2013, a decrease of approximately 29%.  The decreese in operating expenses is mainly attributed to a decrease of 32% in general and administrative expenses related to the commencement of initial operations during 2013.

During the three months ended June 30, 2014, the Company incurred operating expenses totaling $140,132 compared with $229,384 for the three months ended June 30, 2013, a decrease of approximately 39%.  The decrease in operating expenses is mainly attributed to a decrease of 41% in general and administrative expenses related to the commencement of initial operations during 2013.

Total Other Income (Expense)

Interest expense increased 346% for the six month ended June 30, 2014 compared the six months ended June 30, 2013.Increases are mainly attributable to a recognition of $80,600 in interest expense related to beneficial conversion features on Convertible Promissory Notes coming due during the six month ended June 30, 2014, no such expenses were recognized during the sixmonths ended June 30, 2013.  Additionally, interest expense increased for the six months ended June 30, 2014 compared the threemonths ended June 30, 2013 as a result of the increased borrowings and length of time Convertible Promissory Notes have been outstanding and accumulating interest.

Interest expense increased 663% for the three months ended June 30, 2014 compared the threemonths ended June 30, 2013.  Increases are mainly attributable to a recognition of $80,600 in interest expense related to beneficial conversion features on Convertible Promissory Notes coming due during the three month ended June 30, 2014, no such expenses were recognized during the threemonths ended June 30, 2013.  Additionally, interest expense increased for the three months ended June 30, 2014 compared the threemonths ended June 30, 2013 as a result of the increased borrowings and length of time Convertible Promissory Notes have been outstanding and accumulating interest.

Net Loss

During the six months ended June 30, 2014, the Company realized net loss of $484,980compared with a net loss of $577,485 for the six months ended June 30, 2013.  The decrease in net loss was primarily due to a 29% decrease in operating expenses, partially offset by a 346% increase in interest expense related to the issuance of convertible promissory notes totaling $215,000 during the six months ended June 30, 2014.

During the three months ended June 30, 2014, the Company realized net loss of $214,584 compared with a net loss of $244,480 for the three months ended June 30, 2013.  The decrease in net loss was primarily due to a 39% decrease in operating expenses, partially offset by a 663% increase in interest expenseduring the six months ended June 30, 2014.

Liquidity and Capital Resources

As at June 30, 2014, the Company had no cash balance and a working capital deficit of $1,761,821, compared with a cash balance of $829 and working capital deficit of $1,376,128 at December 31, 2013.  The increase in working capital deficit is mainly due to the increase in convertible promissory notes and interest due under these notes, together with the increase in accounts payable – related party which represents unpaid compensation due our Chief Executive Officer as well as an increase in note payable – related party which represents amounts advances to us by our Chief Executive Officer for working capital during the six months ended June 30, 2014, net of repayments.

We do not have sufficient capital to pay our operating expenses.  In addition, as of June 30, 2014, there was $688,000 of notes which have matured and have not converted into common shares. In addition, there are an additional $289,200 principal amount of notes which mature during the next 12 months.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations.If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the six months ended June 30, 2014, the Company used $228,436 of cash flow from operating activities compared with use of $502,063 of cash flow during the six months ended June 30, 2013.  The decrease in the use of cash flow for operating activities is mainly due a decrease in net loss related to the reduction of general and administrative expenses, offset by increases in certain current liabilities.

Cash Flows from Investing Activity

During the six months ended June 30, 2014, the Company did not used any cash in investing activities compared with the use of $6,364 in investing activities during the six months ended June 30, 2013.  The decrease in the use of cash flow for investing activities is due to the purchase of office and computer equipment related to the commencement of operating activities in 2013.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, the Company received $227,607 of cash flow from financing activities compared to $517,792 of cash flow from financing activities during the six months ended June 30, 2013.  The decrease in cash provided by financing activities is mainly due to proceeds from the issuance of convertible promissory notes totaling $688,000 during the six months ended June 30, 2013, compared to proceeds the issuance of convertible promissory notes totaling $215,000 during the three months ended June 30, 2014.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.

Between January 2013 and June 30, 2014, we issued and sold to forty one accredited investors a total of  $1,192,200 principal amount of our one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $1,192,200. We did not pay any commissions or finder’s fee and we are using the net proceeds for working capital.

During the six months ended June 30, 2014, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $215,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.

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

ITEM 5.

OTHER INFORMATION.

From May 2013 through June 2014, the Company borrowed a total of $188,975 and repaid $55,578 from James Palladino, an officer and director of the Company. At June 30, 2014 and December 31, 2013, $133,397 and $120,790 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the six months ended June 30, 2014, the Company received $45,075 and repaid $32,468 in principal.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2014.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer