Form 10-Q
period 2014-09-30
BullsNBears.com, Inc.
filed 2014-11-20
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2014, there were 11,680,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “third quarter of 2014” refers to the three months ended September 30, 2014, the “third quarter of 2013” refers to the three months ended September 30, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.

Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$48,095	$829
Other current assets	596	735

Total Current Assets	48,691	1,564

Property and equipment, net of accumulated depreciation of $13,709 and $8,180	13,610	19,140
Intangible asset, net of accumulated amortization of $58,750 and $36,250	91,250	113,750

TOTAL ASSETS	$153,551	$134,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$43,442	$15,452
Accounts payable – related party	303,800	207,800
Note payable – related party	173,423	120,790
Convertible notes payable - related party		21,716
Accrued interest payable - related party	6,430	2,535
Convertible notes payable	1,192,200	977,200
Deferred Revenue	50,000	0
Accrued interest payable	91,205	32,199

Total Current Liabilities	1,860,500	1,377,692

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized, 11,680,000 shares issued and outstanding, respectively	1,168	1,168
Additional paid-in capital	299,058	218,458
Accumulated deficit	(2,007,175)	(1,462,864)

Total Stockholders' Equity (Deficit)	(1,706,949)	(1,243,238)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$153,551	$134,454

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

  Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

REVENUES	$ -	$ -	$ 44,183	$ -

OPERATING EXPENSES

Cost of Sales	8,020	-	8,020	-
Content subscription expense		21,742	-	21,742
Depreciation and amortization	9,343	9,343	28,029	27,905
General and administrative	17,329	238,520	377,803	765,612

Total Operating Expenses	34,692	269,605	413,852	815,259

OPERATING LOSS	34,692	(269,605)	(369,669)	(815,259)

OTHER INCOME (EXPENSE)
Interest expense	(32,623)	(14,314)	(174,641)	(46,145)

NET LOSS	$ (67,315)	$ (283,919)	$ (544,310)	$ (861,404)

BASIC NET LOSS PER COMMON SHARE	(0.01)	(0.02)	(0.05)	(0.07)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,680,000	11,680,000	11,680,000	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

                                                     BULLSNBEARS.COM, INC.

 Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (544,310)	$ (861,404)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,029	27,905
Amortization of debt discount	80,600	-
Changes in operating assets and liabilities
(Increase) decrease in other assets	139	(1,057)
Increase in accounts payable and accrued liabilities	390,797	(979)
Increase in related party accounts payable and accrued interest	(203,905)	72,934
Deferred revenue	50,000	-
Net Cash Used in Operating Activities	(198,650)	(762,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(6,364)
Net Cash Used in Investing Activities	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible notes payable, related party	30,916	60,500
Payments on notes payables and convertible notes payable, related party		(180)
Payments on notes payable, related party		(15,000)
Proceeds from convertible notes payable	215,000	893,000
Net Cash Provided by Financing Activities	245,916	758,292

INCREASE (DECREASE) IN CASH	47,266	(10,673)

CASH AT BEGINNING OF PERIOD	829	10,673

CASH AT END OF PERIOD	$ 48,095	-

CASH PAID FOR:
Interest	-	$ 29,510
Income taxes	-	-
NON-CASH TRANSACTION
Debt discount	-	-

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

The company has limited operations and is considered to be in the development stage. In the year 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through September 30, 2014, the Company has generated minimal revenues and has an accumulated deficit of $2,007,175. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $4,154 at September 30, 2014.

On December 31, 2012, the Company and an officer and director of the Company entered into a one-year, 10% Senior Convertible Note for cash advances totaling $20,700 and expenses paid on behalf of the company totaling $9,508, or a total of $30,208. During the nine months ended September 30, 2013, the Company repaid the note and a total of $375 in accrued interest.

From May 2013 through September 2014, the Company borrowed a total of $188,975 and repaid $37,268 from James Palladino, an officer and director of the Company of short-term loans with and interest rate of  6% per annum. The balance of this note as of September 30, 2014 was $173,423.

Consulting Expense

At September 30, 2014 and December 31, 2013, the Company owes an officer $303,800 and $207,800, respectively, for consulting expense which is included in accounts payable - related party.

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

During the nine months ended September 30, 2014, the Company issued six Convertible Promissory Notes for cash totaling $215,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At maturity, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.

During the nine months ended September 30, 2014, six Convertible Promissory Notes became due and convertible at a discount to the then current market price in accordance with terms of the Notes.  As a result, the Company recorded a total of $80,600 in debt discount to interest expense related to the beneficial conversion feature during the nine months ended September 30, 2014.  At September 30, 2014 and December 31, 2013, the Company had no unamortized debt discount on Convertible Promissory Notes.

During the nine months ended September 30, 2014, the Company issued one Preferred Stock Convertible Promissory Note (“Preferred Stock Note”) for $5,000 cash.  The Preferred Stock Note bears interest at 10% per annum, is unsecured and due in one year from the date of issuance. At maturity, the holder of the Preferred Stock Note has the right to convert the unpaid principal and accrued interest into shares of Series A Preferred Stock of the Company at a price of $1.25 per share.  Additionally, the holder may then convert the Series A Preferred Stock into shares of common stock of the Company at $1.25 per share.

Accrued interest on the Notes and Preferred Stock Note was $91,205 and $32,199 at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, $688,000 worth of Notes which have matured and have not converted into common shares. If Note holders do not elect to convert their debt into common stock, the Company may need to raise additional capital to retire the Notes.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2014	2013

Current Assets	$48,691	$1,564
Current Liabilities	1,860500	1,377,692
Working Capital (Deficit)	$(1,811,809)	$(1,376,128)

Cash Flows

	Nine months ended
	September 30,
	2014	2013

Cash Flows Used in Operating Activities	$(198,650)	$(762,601)
Cash Flows Used in Investing Activities	-	(6,364)
Cash Flows Provided by Financing Activities	245,916	758,292
Net Increase (Decrease) in Cash During Period	$47,266	$(10,673)

Balance Sheet

As at September 30, 2014, the Company had total assets of $153,551 compared with total assets of $134,454 as at December 31, 2013.  The assets are mainly comprised of URL domain names and websites purchased during October 2012.

The Company had total liabilities of $1,860,500 at September 30, 2014 compared with $1,377,692 as at December 31, 2013. The increase in total liabilities is mainly attributed to the issuance of convertible promissory notes totaling $215,000 during the nine months ended September 30, 2014.

Income Statement

Revenues

     Although we did not realize any new revenue for the 3rd quarter, we entered into a marketing and consulting contract and received a $50,000.00 deposit to commence work in the 4th quarter.

Revenue increased by $44,183 during the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013.  The increase was mainly the result of Two sales for Marketing, Consulting services and advertising for a client’s website and products in the amount of $40,000. Although not included in revenue for the nine months ended September 30, 2014, we have received a payment for services to be performed during the fourth quarter. This is shown on our balance sheet as deferred revenue.

Operating Expenses

During the nine months ended September 30, 2014, the Company incurred operating expenses totaling $413,853 compared with $815,259 for the nine months ended September 30, 2013, a decrease of approximately 49%.  The decrease in operating expenses is mainly attributed to a decrease of 51% in general and administrative expenses related to the commencement of initial operations during 2013.

During the three months ended September 30, 2014, the Company incurred operating expenses totaling $34,691 compared with $269,605 for the three months ended September 30, 2013, a decrease of approximately 87%.  The decrease in operating expenses is mainly attributed to a decrease of 93% in general and administrative expenses related to the commencement of initial operations during 2013.

Total Other Income (Expense)

Interest expense increased 278% for the nine month ended September 30, 2014 compared the nine months ended September 30, 2013.Increases are mainly attributable to a recognition of $80,600 in interest expense related to beneficial conversion features on Convertible Promissory Notes coming due during the nine months ended September 30, 2014, as no such expenses were recognized during the nine months ended September 30, 2013.  Additionally, interest expense increased for the nine months ended September 30, 2014 compared the nine months ended June 30, 2013 as a result of the increased borrowings and length of time Convertible Promissory Notes have been outstanding and accumulating interest.

Interest expense increased 128% for the three months ended September 30, 2014 compared the three months ended September 30, 2013.  Increases are mainly attributable to a recognition of $80,600 in interest expense related to beneficial conversion features on Convertible Promissory Notes coming due during the three months ended September 30, 2014, no such expenses were recognized during the three months ended September 30, 2013.  Additionally, interest expense increased for the three months ended June 30, 2014 compared the three months ended September 30, 2013 as a result of the increased borrowings and length of time Convertible Promissory Notes have been outstanding and accumulating interest.

Net Loss

During the nine months ended September 30, 2014, the Company realized net loss of $544,310 compared with a net loss of $861,404 for the nine months ended June 30, 2013.  The decrease in net loss was primarily due to a decrease in operating expenses, partially offset by an increase in interest expense related to the issuance of convertible promissory notes totaling $215,000 during the nine months ended September 30, 2014.

During the three months ended September 30, 2014, the Company realized net loss of $

67,314 compared with a net loss of $283,919 for the nine months ended September 30, 2013.  The decrease in net loss was primarily due to a decrease in operating expenses, partially offset by an increase in interest expense during the three months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, the Company had a cash balance of $48,095 and a working capital deficit of $1,811,809, compared with a cash balance of $829 and working capital deficit of $1,376,128 at December 31, 2013.  The increase in working capital deficit is mainly due to the increase in convertible promissory notes and interest due under these notes, together with the increase in accounts payable – related party which represents unpaid compensation due our Chief Executive Officer as well as an increase in note payable – related party which represents amounts advances to us by our Chief Executive Officer for working capital during the six months ended June 30, 2014, net of repayments.

We do not have sufficient capital to pay our operating expenses.  In addition, as of September 30, 2014, there was $688,000 of notes which have matured and have not converted into common shares. In addition, there are an additional $289,200 principal amount of notes which mature during the next 12 months.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

In an effort to increase revenue and to help satisfy our obligations we commenced in a division, which will provide funding to small businesses. We would hope that revenues from this division will begin late in our 4th quarter or early in 2015.

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, the Company used $198,650 of cash flow from operating activities compared with use of $762,601 of cash flow during the nine months ended September 30, 2013.  The decrease in the use of cash flow for operating activities is mainly due a decrease in net loss related to the reduction of general and administrative expenses, offset by increases in certain current liabilities.

Cash Flows from Investing Activity

During the nine months ended September 30, 2014, the Company did not used any cash in investing activities compared with the use of $6,364 in investing activities during the nine months ended September 30, 2013.  The decrease in the use of cash flow for investing activities is due to the purchase of office and computer equipment related to the commencement of operating activities in 2013.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, the Company received $245,917 of cash flow from financing activities compared to $758,292 of cash flow from financing activities during the nine months ended September 30, 2013.  The decrease in cash provided by financing activities is mainly due to proceeds from the issuance of convertible promissory notes totaling $688,000 during the nine months ended September30, 2013, compared to proceeds the issuance of convertible promissory notes totaling $215,000 during the nine months ended September 30, 2014.

Going Concern

We have not attained profitable operations and have a working capital deficit. For these reasons, our auditors stated in their report on our audited financial statements for the year ended December 31, 2013 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

A lawsuit was filed on November 13, 2014, in the Third Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. BullsnBears.com, Inc. The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000. Since the complaint was just served, the Company has not responded. However, the Company vigorously denies the allegation.

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

During the nine months ended September 30, 2014, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $215,000. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share.

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

ITEM 5.

OTHER INFORMATION.

From May 2013 through June 2014, the Company borrowed a total of $188,975 and repaid $55,578 from James Palladino, an officer and director of the Company. At June 30, 2014 and December 31, 2013, $133,397 and $120,790 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the nine months ended September 30, 2014, the Company received $45,075 and repaid $32,468 in principal.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November, 2014.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer