Form 10-Q/A
period 2014-09-30
BullsNBears.com, Inc.
filed 2014-12-08
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

BullsnBears.co, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on form 10-Q for the quarter ended September 30, 2014 (the “Original Report”) to correct a typographical error which appeared on the cover page of the Original Report which incorrectly identified our company as a shell company. This Amendment No. 1 is further amended on page 8 “Statements of Cash Flows” for the quarter ended September 30, 2014 to be adjusted under the heading CASH FLOWS FROM OPERATING ACTIVITIES as follows (i) Increase in Accounts Payable and Accrued Liabilities was changed from $390,797 to $86,998 and (ii) Increase in Related Party Accounts Payable and Accrued Interest was changed from <$203,905> to $99,895. There is no change in Net Cash Used in Operating Activities. No attempt has been made in this Amendment No. 1 to modify or update the Original Filing, except as set forth herein. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report. This Amendment No. 1 included currently dated certificates as Exhibits 31.1, 31.2 and 32.1.

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

                                                     BULLSNBEARS.COM, INC.

 Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (544,310)	$ (861,404)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,029	27,905
Amortization of debt discount	80,600	-
Changes in operating assets and liabilities
(Increase) decrease in other assets	139	(1,057)
Increase in accounts payable and accrued liabilities	86,998	(979)
Increase in related party accounts payable and accrued interest	99,985	72,934
Deferred revenue	50,000	-
Net Cash Used in Operating Activities	(198,650)	(762,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(6,364)
Net Cash Used in Investing Activities	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible notes payable, related party	30,916	60,500
Payments on notes payables and convertible notes payable, related party		(180)
Payments on notes payable, related party		(15,000)
Proceeds from convertible notes payable	215,000	893,000
Net Cash Provided by Financing Activities	245,916	758,292

INCREASE (DECREASE) IN CASH	47,266	(10,673)

CASH AT BEGINNING OF PERIOD	829	10,673

CASH AT END OF PERIOD	$ 48,095	-

CASH PAID FOR:
Interest	-	$ 29,510
Income taxes	-	-
NON-CASH TRANSACTION
Debt discount	-	-

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

———————

*

filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of December, 2014.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer