Form 10-K
period 2014-12-31
BullsNBears.com, Inc.
filed 2015-04-24
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(M ARK O NE )
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

F ORTHEFISCALYEARENDED D ECEMBER 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

F ORTHETRANSITIONPERIODFROM ________ TO __________

COMMISSIONFILENUMBER :  000-54616

BULLSNBEARS.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2288672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6586 West Atlantic Ave., Unit 103

Delray Beach, FL 33446

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (561) 654-0409

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $188,900.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 21, 2015, the registrant had 12,319,270shares of common stock outstanding.

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

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•

need for additional capital, including our ability to repay $664,200 in notes to non-related parties, a substantial portion of which are presently past due,

•

our ability to continue as a going concern,

•

our inability to manage our growth,

•

potential infringement of third party intellectual property rights,

•

our ability to effectively compete,

•

our ability to timely and effectively scale our technology,

•

the status of a subpoena from the Office of Financial Regulation of the State of Florida,

•

the limited trading market for our common stock which is quoted on the OTC Markets,

•

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•

the application of penny stock rules to trading in our common stock, and

•

the dilutive impact of outstanding convertible notes and warrants.

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

Item 1.BUSINESSOVERVIEW.

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

Our goal is to provide a place for our members to capitalize on the sharing of knowledge, expertise and interest among one another. Providing full access equally to all our member, we hope to level the playing field by offering a fair and open exchange of information to everyone. We believe this will translate into an ever-expanding database from all over the financial community. In summary, Bulls N Bears will not be just another financial website; rather we will serve as value added business bureau for all level of interested parties, from novices to experts.

Business Model

Our business model includes four interrelated companies:

Bulls N Bears

B N B Quotes

B NBServices

B n B Funding

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

BNBQuotes offers two all-inclusive quotation solutions for self-directed investors, traders, and brokers. Our services provide unlimited real time quotes at Level 1 – Basic or Level 2 – Pro, which include investment tools that allow an investor to track up to five securities at the same time, on one screen. All features are fully customizable. The benefits of BNBQuotes include:

•

Advanced charting package

•

Portfolio management

•

Level 2

•

Top lists

•

Option Chains

•

Strategy back testing

•

News and alarms

•

Direct access trading

Our packages are:

•

BNBQuotes Pro– empowers traders by providing latest features in a complete direct access quotations platform

•

BNBQuotes Basic– is our web application developed in Microsoft Silverlight framework

•

BNBQuotes Back Office– is our back office management system that allows desk managers the capability to perform update and risk monitoring

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

Our services include:

•

SEC Reporting – annual, quarterly and material information reports are converted into electronic documents, in proper EDGAR format, with the required XBRL tagging, and filed with SEC

•

Quotes and Charts – our IR webpage hosting solution will display on one screen company stock quotes, charts, and major market indexes, all in real time

•

Press Releases – as a reseller for leading news services, we offer press releases at a reduced price and embed them into the Investor Relations webpage

•

IR Cloud Hosting – we will host your investor relations webpage and manage them to include all SEC filings, press releases, and real time stock quotes and charts

B n B Funding is focused on providing alternative funding sources to fulfill short term small business capital. Through our relationships with lenders we will assist small business owners in procuring alternative funding sources.we will leverage our marketing, lead generation and sales staff to offer small business owners a competitive pricing alternative for their short term capital needs. Small-business owners who need quick access to capital have a burgeoning industry eager to fund them. Merchant cash advance providers offer businesses a lump sum payment in exchange for a share of future sales.

Capital Needs

Our ability to implement this business model, develop and launch a comprehensive website and market our products and services is dependent upon our ability to raise sufficient capital. As described later in this report, we have determined we need to raise approximately $3,500,000 for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $977,200 in net proceeds from the sale of our one-year 10% convertible promissory notes during 2013 and $210,000 in 2014, and an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.  we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

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

We own the domain names www.bullsnbears.com.  However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Employees

As of April 21, 2015 we have no full time employees, and Company operations are being conducted by our President.

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

On October 20, 2012, we acquired from James M. Palladino, then an unrelated third party, the URL domain name and websites of bullsnbears.com for $150,000. Following this asset purchase we were no longer considered a “shell company.” On October 23, 2012, our former officers and directors resigned and certain of our current officers and directors were appointed, with the balance of our directors being appointed in December 2012.

In November 2012 we changed our name to BullsnBears.com, Inc.

ITEM 1A.RISK FACTORS.

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

Risks Related to Our Business

We have only recently exited shell status, have not operated profitably since inception, and there are no assurances we will ever generate revenues or profits .

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however, those assets had never generated any revenues. We reported revenues of $1,517 in 2013, and our net loss was ($1,104,250).We reported revenues of $106,859 in 2014, and our net loss was ($648,016).   At December 31, 2014 we had a working capital deficit of ($1,322,860). There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan. As described elsewhere herein, we will need to raise approximately $3,500,000 of additional capital. Our working capital is not sufficient to fund our operations. We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the current uncertainties in the capital markets. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2014 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit . Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model. If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy. In such event, we may not be able to continue as a going concern.

We have $664,200 principal amount outstanding convertible notes payable to non-related parties, a substantial portion of which are presently past due.

Between January 2013 and December 2013 we issued and sold 10% convertible promissory notes in the principal amount of $977,200 in a private offering. These notes mature one year from the date of issuance, and on the maturity date were convertible into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $210,000 principal amount of one-year notes, bearing an interest rate of 10% per annum and convertible at any time following issuance into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

In February, 2015, we converted $90,620 of these notes and accrued interest into 90,620 shares of Common Stock.  The balance of the notes matured between January 2015 and March 2015 and are now presently due.   In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

We have a limited history of operations upon which an investor could evaluate our company. There are no assurances our business model will prove successful.

We have a limited operating history. Our business is in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. This lack of a significant operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

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

•

successfully expand our business.

If we fail to address the needs of our target market, our ability to fully implement our business model will be in jeopardy. There are no assurances will be successful in the further implementation of our business model. You should consider our business and prospects in light of the risks and difficulties we encounter as we seek to further expand our operations.

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

Risks Related to Our Common Stock

Subpoena from Office of Financial Regulation State of Florida (“OFR”).

We received a subpoena from OFR in September 2013 requesting, on a confidential basis, the production of documents relating principally to our sale of convertible promissory notes. We complied with the subpoena in all respects. While we do not believe that we have engaged in any conduct that violates Florida Statutes, there are no assurances as to the outcome of the OFR investigation.  We have no knowledge as to whether or not this investigation is ongoing.

Our common stock is currently quoted on the OTC Markets, but trading in the securities is extremely limited .

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

At April 15, 2015 we had12,319,270 shares of common stock outstanding together with outstanding warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.25 per share, and convertible promissory notes to purchase an additional 570,000 shares of our common stock at a conversion price of $1.00 per share. The majority of our outstanding shares of common stock are "restricted securities" and the ability to freely resell those shares is limited by Federal securities laws. Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or conversion of the convertible notes, the number of our outstanding common stock will increase by almost 51%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.PROPERTIES.

Our corporate offices are located at 6586 West Atlantic Ave., Unit 103, Delray Beach, FL 33446, which are rented on a month-to-month basis.   We believe that our current space and arrangement is adequate to meet our current needs.

ITEM 3.LEGAL PROCEEDINGS.

A lawsuit was filed against the Company on November 13, 2014, in the Third Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. BullsnBears.com, Inc. The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000.  The Company believes that this claim is without merit and is vigorously defending this action.

The Company received a subpoena from the Florida Office of Financial Regulation [OFR] in September 2013 requesting, on a confidential basis, the production of documents relating principally to our sale of convertible promissory notes. We complied with the subpoena in all respects and have received no further communication from OFR. While we do not believe that we have engaged in any conduct that violates Florida Statutes, there are no assurances as to the outcome of the OFR investigation.  We have no knowledge as to whether or not this investigation is ongoing.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable for our operations.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low

2012
October 2, 2012 to December 31, 2012	$0.02	$3.00

2013
January 1, 2013 to March 31, 2013	$3.00	$1.76
April 1, 2013 to June 30, 2013	$2.00	$.86
July 1, 2013 to September 30, 2013	$3.05	$1.01
October 1, 2013 to December 31, 2013	$2.75	$1.00
2014
January 1, 2014 to March 31, 2014	$2.69	$1.06
April 1, 2014 to June 30, 2014	$2.69	$1.45
July 1, 2014 to September 30, 2014	$1.77	$0.33
October 1, 2014 to December 31, 2014	$0.49	$0.17

As of April 15, 2015, the last day our common stock traded before the filing date of this report, the last sale price of our common stock as reported on the OTC Markets was $.20 per share. As of April 15, 2015 there are approximately106 record holders of our common stock.

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

Between January 2014 and December 2014, we issued and sold to four accredited investors a total of $210,000 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $210,000. We did not pay any commissions or finder’s fees and are using the net proceeds for working capital. The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Prior to our acquisition in October 2012, of the URL domain names and websites of bullsnbears.com we were a “shell company” as that term is defined in Federal securities laws. We are now in the process of developing a financial networking portal to fill the gap we believe that currently exists between the financial community and investors. We expect that the financial social media network will provide information and business gathering place for investors, public and private companies, brokers, Securities and Exchange Commission attorneys and accounting firms, all in one location. We expect to generate revenue predominantly through advertising, subscription and e-commerce revenues.

Following the closing of the acquisition of these assets, during the balance of the fourth quarter we commenced the design and development of our system. In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $3,500,000. We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital.

Although we have received approximately $977,200 in net proceeds from the sale of our one-year unsecured 10% convertible promissory notes in 2013 and $210,000 in 2014, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. Holders of $639,270 principal amount of these notes have delivered conversion notices to us. Approximately $664,200 principal amount of these notes matured between January 2014 and March 31, 2014 and have been issued their common shares and the balance of these notes mature between April 2014 and December 2014.

Between January 2013 and December 2013 we issued and sold 10% convertible promissory notes in the principal amount of $977,200 in a private offering. These notes mature one year from the date of issuance, and on the maturity date were convertible into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $210,000 principal amount of one-year notes, bearing an interest rate of 10% per annum and convertible at any time following issuance into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

In February, 2015, we converted $90,620 of these notes and accrued interest into 90,620 shares of Common Stock.  The balance of the notes matured between January 2015 and March 2015 and are now presently due.   In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

In addition, as of December 31, 2014 we owe Mr. Palladino, our Chief Executive Officer, approximately $375,799 for funds he has advanced us for working capital. We do not have sufficient funds to repay these obligations, which will likely make our ability to raise additional capital more difficult. If we are unable to raise the necessary capital in that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of ($2,110,880) since inception through December 31, 2014. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

We generated $106,859 in revenues during 2014, compared to $1,517 in 2013. While we reasonably expect to report an increase in our revenues in 2015 as a result of the continued implementation of our business plan, our company is still in its early stages of operations. Given the significant amount of competition we face and our limited access to working capital which hinders our ability to market our products and services, there are no assurances we will be able to report any material increase in revenues during 2015.

During 2014, our operating expenses decreased by approximately 57% from 2013, which included:

•

in 2014 we reported subscription content expense of $8,129 for which there was comparable expense of $36,760 in 2013. This expense, which represents the costs to us of various content which appears on our website, is expected to increase in 2015 as we continue to expand our products and services; however, we are not able at this time to quantify the amount of expected increase ,

•

our general and administrative expenses decreased to $541,518 from $960,238 in 2013. During 2014 decreases in general and administrative expenses were primarily related to decreases in compensation and consulting expenses and advertising, marketing, travel and entertainment expenses, as well as legal and accounting fees.

During 2014, our interest expense increased significantly to $184,994 as compared to $71,521 in 2013. During 2014 we issued and sold an aggregate of $210,000principal amount 10% convertible notes, we sold an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share. the proceeds of which were used for working capital, compared to $977,200 raised in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2014 we had a cash on hand of $0 and a working capital deficit of $1,322,860 as compared to cash on hand of $829 and a working capital deficit of $1,376,128 at December 31, 2013. Our total assets decreased by approximately 71% at December 31, 2014 as compared to December 31, 2013, mainly due to a $30,000 decrease in intangible assets due to amortization and a $971.00 decrease in cash. We have been dependent upon funds borrowed from both third parties as well as related parties to provide capital for our operations. Our current liabilities were essentially unchanged, at $1,323,453 for December 31, 2014 as compared to $1,377,692 at December 31, 2013

We do not have any external sources of working capital and have been materially dependent upon the sale of convertible promissory notes to third parties as well as advances and loans from Mr. Palladino, our Chief Executive Officer and Chairman of the Board. Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. As described earlier in this report, we need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we will be unable to continue to expand our business and operations and satisfy our obligations as they become due. In that event, our ability to continue as a going concern will be in jeopardy and investors in our company could lose their entire investment.

Cash Flows from Operating Activities

During the year ended December 31, 2014, the Company used $275,966 of cash flow from operating activities compared with use of $921,262 during the year ended December 31, 2013. The increase in the use of cash flow from operating activities is mainly due to the increase in overall operating expenses from 2013 when the Company had minimal operating activities.

Cash Flows from Investing Activity

During the year ended December 31, 2014, the Company expended $0 on capital purchases, compared to $6,364 for the year ended December 31, 2013.

Cash Flows from Financing Activities

During the years ended December 31, 2014, and 2013, the Company received $210,000 and $977,200, respectively, in proceeds from the issuance of convertible notes payable and , we sold an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

and in 2013 repaid $203,318 in notes payable and convertible notes payable – related party. Additionally, the Company received cash advances and expenses paid on its behalf by a related party totaling $63,062 and $143,900, respectively.

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

SUBSEQUENT EVENTS

Since January 1, 2015, the Company received proceeds of $17,500 from the issuance of three convertible promissory notes.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity, the holders of the notes will receive any unpaid principal and accrued interest The note holders will also receive two shares of restricted common stock for every $1.00 borrowed by  the company into shares of the common stock of the Company at a conversion price of $ 0.00 per share.

In February, 2015, the Company converted an aggregate of $90,620 of principal and accrued interest on 10% convertible notes into 90,620 shares of Common Stock.

The Company leased office space under a long-term operating lease through February 27, 2015, on which date the lease was cancelled and the office space returned to the landlord.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BullsnBears.com, Inc

Delray Beach, Florida

We have audited the accompanying balance sheets of BullsnBears.com, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BullsnBears.com, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BullsnBears.com, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered losses from operations and has working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 23, 2015

BULLSNBEARS.COM, INC.

Balance Sheets

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$ -	$ 829
Other current assets	593	735
Total Current Assets	593	1,564

Property and equipment, net of accumulated depreciation of $15,553 and $8,180, respectively	11,767	19,140
Intangible asset, net of accumulated amortization of $66,250 and $36,250	83,750	113,750

TOTAL ASSETS	$ 96,110	$ 134,454

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable	$ 33,676	$ 15,452
Accounts payable – related party	375,799	207,800
Note payable – related party	180,927	120,790
Convertible notes payable - related party	21,716	21,716
Convertible notes payable	659,200	977,200
Accrued interest payable	39,643	32,199
Accrued interest payable - related party	12,492	2,535
Total Current Liabilities	1,323,453	1,377,692

Total Liabilities	1,323,453	1,377,692

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 4,000 and 0 share issued or outstanding, respectively	1	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 12,228,650 and 11,680,000 shares issued and outstanding, respectively	1,223	1,168
Additional paid-in capital	882,313	218,458
Accumulated deficit	(2,110,880)	(1,462,864)
Total Stockholders' Equity (Deficit)	(1,227,343)	(1,243,238)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 96,110	$ 134,454

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.

Statements of Operations

	Year ended December 31,
	2014	2013

REVENUES	$ 106,859	$ 1,517

OPERATING EXPENSES
Subscription content expense	8,129	36,760
Depreciation and amortization expense	37,373	37,248
General and administrative	541,518	960,238

Total Operating Expenses	587,020	1,034,246

OPERATING LOSS	(480,161)	(1,032,729)

OTHER INCOME (EXPENSE)
Gain on Conversion of Interest	17,139	-
Interest expense	(184,994)	(71,521)

Total Other Income (Expense)	(167,855)	(71,521)

NET LOSS	$ (648,016)	$ (1,104,250)

BASIC NET LOSS PER COMMON SHARE	$ (0.06)	$ (0.09)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,714,572	11,680,000

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.
Statements of Stockholders’ Equity (Deficit)

					Additional	Accumulated	Total
					Paid-in	Deficit	Stockholders’
					Capital		Equity
	Common Stock		Preferred Stock				(Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	11,680,000	$ 1,168	-	$ -	$ 218,458	$ (358,614)	$ (138,988)

Net loss for the year ended December 31, 2013	-	-			-	(1,104,250)	(1,104,250)
Balance, December 31, 2013	11,680,000	1,168	-	-	218,458	(1,462,864)	(1,243,238)

Shares Issued - for note conversions and interest	548,650	55			531,456	-	531,511
Issuance of Preferred Stock			4,000	1	4,999		5,000
							-
Beneficial Conversion feature					127,400	-	127,400
Net loss for the year ended December 31, 2014	-	-			-	(648,016)	(648,016)

Balance, December 31, 2014	12,228,650	$1,223	4,000	$1	$882,313	$(2,110,880)	$(1,227,343)

The accompanying notes are an integral part of these financial statements.

BULLSNBEARS.COM, INC.

Statements of Cash Flows

	Year ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (648,016)	$ (1,104,250)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,373	37,248
Gain on conversion of Notes and Interest	(17,139)
Beneficial Conversion Feature	127,400	-
Changes in operating assets and liabilities
Increase in other assets	139	(639)
Increase in accounts payable and accrued liabilities	46,321	26,114
Increase (decrease) in related party accounts payable and accrued interest	177,956	120,265
Net Cash Used in Operating Activities	(275,966)	(921,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,364)
Net Cash Provided by Financing Activities	-	(6,364)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from convertible notes payable	210,000	977,200
Proceeds from notes payable, related party	63,062	143,900

Payments on notes and convertible notes payable, related party	(2,925)	(203,318)
Preferred stock issued for cash	5,000	-
Net Cash Provided by Financing Activities	275,137	917,782

(DECREASE) INCREASE IN CASH	(829)	(9,844)

CASH AT BEGINNING OF PERIOD	829	10,673

CASH AT END OF PERIOD	$ -	$ 829

CASH PAID FOR:
Interest	$ 20,500	$ 38,926
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Convertible notes and interest - converted to common stock	$ 548,650

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

The Company owns the Universal Resource Locators (URL) domain name and websites of bullsnbears.com and is in the process of developing a Financial Networking portal to fill the gap that currently exists between the financial community and investors. The financial social media network will provide information and business gathering place for investors, public and private companies, brokers, Securities and Exchange Commission attorneys and accounting firms all in one location.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2014 and 2013, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive.

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Deferred Tax Asset	$ 588,975	$ 368,649
Accrued expenses	-	33,433
Valuation allowance	(588,975)	(402,082)
Net deferred tax asset	$ -	$ -

The Company had net operating losses of approximately $2,100,000 that expire in years through 2033. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

New Accounting Pronouncements

Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2014 or 2013.

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

Property and equipment and accumulated depreciation are as follows:

	December 31,
	2014	2013
Furniture and fixtures	$7,932	$7,932
Computer and office equipment	19,388	19,388
Less: Accumulated depreciation	(15,553)	(8,180)
Total fixed assets	$11,767	$19,140

Depreciation expense for the years ended December 31, 2014 and 2013 was $7,373 and $7,248, respectively.

NOTE 3 - INTANGIBLE ASSETS

During October 2012, the Company entered into an Asset Purchase Agreement and a Promissory Note (see Note 4) in the amount of $150,000 for the URL domain names and websites of the Company with a current officer and director of the Company, prior to joining the Company.The assets were capitalized and are being amortized over their estimated useful of 5 years. The website was placed into service during October 2012. Amortization expense for the years ended December 31, 2014 and 2013 was $30,000 and $30,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 20, 2012, in accordance with an Asset Purchase Agreement (see Note 3), the Company and a current officer and director of the Company entered into a one year, 6% Promissory Note for $150,000, prior to joining the Company. During the year ended December 31, 2013, the Company repaid the note and a total of $2,405 in accrued interest. On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company.  The company borrows funds from an officer and director as needed, they are unsecured and there are no defined terms of repayment at this time, the loans are to be considered Senior convertible debt. The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $4,707 and $2,535 at December 31, 2014 and December 31, 2013, respectively.

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

During the year ended December 31, 2014, the Company borrowed a total of $63,062 in unsecured short-term loans from an officer and director of the Company and repaid $2,925. At December 31, 2014, $180,927 of the short-term loans was outstanding and are accruing interest at 6% per annum. Accrued interest totaled $7,786 and $0 at December 31, 2014 and December 31, 2013 respectively.

Consulting Expense

At December 31, 2014 and 2013, the Company owes an officer $375,799 and  $207,800, respectively, for consulting expense which is included in accounts payable, related party. Consulting expense for the years ended December 31, 2014 and 2013 was $168,000 and $201,342 respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

During the year ended December 31, 2013, the Company issued Convertible Promissory Notes (the “Notes”) for cash totaling $977,200. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share. Accrued interest on the Notes was $32,199 at December 31, 2013. As a result we recognized $127,400 in beneficial conversion feature expense for the year ended December 31, 2014.

During the year ended December 31, 2014, we sold an additional $210,000 principal amount of one-year notes, bearing an interest rate of 10% per annum and convertible at any time following issuance until maturity into Shares of Common Stock of the Company at a price of $1.00 per Share.  Accrued interest on all outstanding Notes was $39,643 at December 31, 2014. No beneficial conversion feature expense was recorded in 2014 as the fair value of the stock is less than the conversion price.

During the year ended December 31, 2014, we issued 548,650 common shares for the conversion of $528,000 of convertible notes payable and $20,650 of accrued interest.  A gain of $17,139 was recorded associated with the settlement of the accrued interest.

In February, 2015, we converted $90,620 of these notes and accrued interest into 90,620 shares of Common Stock.  The balance of the notes matured between January 2015 and March 2015 and are now presently due.   In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

NOTE 6 - COMMON STOCK,COMMON STOCK WARRANTS, AND PREFERRED STOCK

Preferred Stock

During the year ended December 31, 2014, we sold an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

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

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2013 through 2014:

``	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2012	5,000,000	0.25	2.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2013	5,000,000	$0.25	1.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2014	5,000,000	$0.25	0.89

The aggregate intrinsic value of the above warrants as of December 31, 2014 and 2013 was $ 0 and $12,500,000  respectively, based on a quoted market price of the Company’s common stock of  $0.20 and $2.50 per share, respectively.

Preferred Stock

The Company has authorized 20,000,000 Shares of Preferred Stock, $.001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designatedby the Board of Directors.  As of December 31, 2014, the Company had issued 4,000 Shares of Preferred Stock, designated as “Cumulative Preference ‘A’”, at a price of $1.25 per Share.  The Shares bear an annual coupon of 5%, and are convertible into Shares of Common Stock of the Company at any time commencing one (1) year from the date of issuance at a conversion price of $1.25 per Share.

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

The Company is currently trying to raise new debt or equity to continue developing and marketing the BullsnBear.com social media website. No conclusion can be drawn at this time about the commercial viability of the website and the Company has not generated any revenue from its operation. In order to support continued development of the website and concept, the Company plans on raising additional funding during 2015. If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leased office space under a long-term operating lease through February 27, 2015, on which date the lease was cancelled and the office space returned to the landlord.   This office space was being rented from an officer of the Company until it was assigned to the Company on December 4, 2013.

NOTE 9 - SUBSEQUENT EVENTS

Since January 1, 2015, the Company received proceeds of $17,500 from the issuance of three convertible promissory notes.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity, the holders of the notes will receive any unpaid principal and accrued interest The noteholders will also receive two shares of restricted common stock for every $1.00 lent to the company into shares of the common stock of the Company at a conversion price of $0.00 per share.

In February, 2015, the Company converted an aggregate of $90,620 of principal and accrued interest on 10% convertible notes into 90,620 shares of Common Stock.

The Company leased office space under a long-term operating lease through February 27, 2015, on which date the lease was cancelled and the office space returned to the landlord.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2015 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions
James M. Palladino	51	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
Daniel Masters	68	Director
Ali Balaban	45	Director
Anthony Turnbull	70	Director

James M. Palladino. Mr. Palladino has been our Chairman, Secretary and a member of our board of directors since October 2012 and as our Chief Executive Officer, President, Chief Financial Officer and Treasurer since June 2013. Mr. Palladino brings over 18 years of financial services experience, starting his career as a retail stock broker on Wall Street where he successfully managed individual and corporate clients. Mr. Palladino was also instrumental in raising several million dollars for various institutional public and private offerings, while still maintaining his client base. Upon exiting Wall Street he then established himself in the public investor relations arena where he successfully designed and implemented over a dozen digital, print and telephone marketing campaigns, assisted In bringing approximately half of them public, creating shareholder value as well as investor enthusiasm. Prior to joining us, from May 2011 to August 2012 Mr. Palladino was the founder and majority shareholder of Statewide Life and Health, Inc., a provider of life and health insurance, licensed in 38 states. Prior to Statewide Life, from April 2009 to April 2011, Mr. Palladino was the President and Secretary of Financial Media Net, Inc., a public relations and investor relations firm with a call center in Boca Raton, Florida. From May 2007 to March 20009 Mr. Palladino was the Managing Director of ProMark Financial, Inc., an investor relations and public relations company creating investment awareness campaigns for public companies. Mr. Palladino received his technical training and an electronics degree from what is now known as DeVry University in New Jersey.

Daniel C. Masters, Esq . Mr. Masters has been a member of our board of directors since our inception in December 2010. He also served as Secretary and Treasurer of our company from December 2010 until October 2012. Mr. Masters is an attorney practicing business law with an emphasis on corporate reorganizations. Before establishing his current law practice in 2002, Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co. and at Capital Technology Group; as Vice President of Finance with the Trilon Group, a private holding company with over a billion dollars in assets; and as President of Golden Gate Capital, a venture capital group. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor of Arts Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review.

Ali Balaban . Mr. Balaban has served as a member of our board of directors since December 2012. He previously served as our President, Chief Executive Officer, and a member of the board of directors from our inception in December 2010 until October 2012. Mr. Balaban has been an officer, director, or founder of several businesses engaged in internet based sales, and he currently serves as a consultant on European Union policies and programs for Information Technology, especially the E-Content and Sixth Framework Programs which offer grants and funding for European IT companies. In 2012 he founded Taksit USA, an inter2net portal through which subscribers in Turkey can purchase goods in the U.S. from sites such as Amazon and Ebay, pay with the company’s U.S. credit card, and have the purchase shipped to a U.S. fulfillment center from which it is sent to Turkey. Since many internet-based sellers will not accept foreign credit cards or ship outside the U.S. and Canada this solves a major problem for Turkish, and, eventually, other foreign consumers. Since 2010 Mr. Balaban has been a Director of the Yonja Group A.S. Yonja sells European and U.S. food supplements and beauty products via the Internet in Turkey. From 2000 to 2012 he was also the Chief Financial Officer of Homedrom Direct Response TV International, a retailer of consumer products through direct response television advertising and Internet websites in several European and Asian countries including Germany, Turkey, Ukraine, Kazakhstan, Georgia, Azerbaijan, and Cyprus. From 2009 through 2011 he was also the Managing Director of Unite Technologies, a Ukraine based business which provides IT management services to major GSM (cell phone) network operators and call centers in Easter European countries. He remains a Director of that company. Prior to 2000 Mr. Balaban was an executive at a leading software outsourcing company and at an apparel manufacturer. He earned his BA in Business Administration and his MA in Strategy from Universite de Paul Valery in Montpellier, France and an MBA in International Business from the University of California Los Angeles (UCLA).

Anthony Turnbull . Mr. Turnbull has been a member of our board of directors since December 2012. Mr. Turnbull holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2012 he has been the Chief Financial Officer of You Everywhere Now, LLC, a publishing firm, which also provides seminars and webinars on publishing. From 2007 through 2011 he was CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. From 2006 to 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in from 2004 to 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de lasCampanas, McCain Traffic Supply, Inc., Ride Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

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

•

handling of books and records,

•

public disclosure reporting,

•

insider trading,

•

discrimination and harassment,

•

health and safety,

•

conflicts of interest,

•

competition and fair dealing, and

•

protection of company assets.

We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this report. A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 6586 West Atlantic Ave., Unit 103,Delray Beach, FL 33446.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. None of our directors were compensated for their services in 2014.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2014 and 2013 for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
James M. Palladino(1)	2014	0	0	0	0	0	0	00	00
	2013	0	0	0	0	0	0	192,000	192,000

Nick Arroyo (2)	2013	63,000	0	0	0	0	0	0	52,739
	2012	49,500	0	0	0	0	0	0	49,500

———————

(1)

Mr. Palladino has served as our Chief Executive Officer since June 2013. All other compensation in 2014, 2013 and 2012 represents consulting fees paid to Mr. Palladino as compensation for his services to us.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 21, 2015, we had12,319,270shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as ofApril 21, 2015by:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our named executive officers; and

•

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of6586 W. Atlantic Ave., Unit 103, Delray Beach, FL 33446.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%
James M. Palladino(1)	3,425,000	29.3%
Daniel C. Masters (2)	165,000	1.4%
Ali Balaban	6,020,000	51.5%
Anthony Turnbull	0	—
All officers and directors as a group (four persons) (1)(2)	9,610,000	82.3%

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

During the year ended December 31, 2014, the Company borrowed a total of $59,637 in unsecured short-term loans from Mr. Palladino and repaid him $ 0. At December 31, 2014, $59,637 of the short-term loans was outstanding and are accruing interest at 6% per annum.

At December 31, 2014 and 2013 we owed Mr. Palladino $339,799and $207,800 , respectively, for consulting expense, representing compensation to him for his services to our company.

Director Independence

Messrs. Masters, Balaban and Turnbull are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our principal accountants during 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$15,000	$12,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,000	$10,000

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

PART IV

ITEM 15.

EXHIBITS.FINANCIAL STATEMENT SCHEDULES.

(a)(2)

Financial Statements. See the audited financial statements for the years ended December 31, 2014 and 2013 contained in Item 8 above.

(b)

Exhibits. The following exhibits are filed as part of this Annual Report or incorporated by reference:

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

10.2	[INTENTIONALLY OMITTED]
10.3	10% senior secured convertible note dated October 31, 2012 in the principal amount of $21,176 issued to James M. Palladino
10.4	10% senior secured convertible note dated December 31, 2012 in the principal amount of $30,208.23 issued to James M. Palladino
10.5	Form of 10% convertible promissory note

14.1	Code Conduct and Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

BullsNBears.com, Inc.

April 23, 2015	By:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James M. Palladino his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ James M. Palladino	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary, Treasurer, principal executive officer and principal financial and accounting officer	April 23, 2015
James M. Palladino

/s/ Daniel C. Masters	Director	April 23, 2015
Daniel C. Masters

/s/ Ali Balaban	Director	April 23, 2015
Ali Balaban

/s/ Anthony Turnbull	Director	April 23, 2015
Anthony Turnbull