Form 10-Q
period 2015-03-31
BullsNBears.com, Inc.
filed 2015-05-20
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6586 W. ATLANTIC AVE. UNIT 103	33446
DELRAY BEACH, FL
(Address of principal executive offices)	(Zip Code)

(561) 692-2800
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]☐     NO[X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2015, there were 12,319,270 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and   unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be  materially different from any future results, performance or achievements expressed or implied by such forward-      looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues   or profits,

•

need for additional capital, including our ability to repay $575,000 in notes to non-related parties, a      substantial portion of which are presently past due,

•

our ability to continue as a going concern,

•

the limited operating history of our business,

•

our inability to manage our growth,

•

potential infringement of third party intellectual property rights,

•

our ability to effectively compete,

•

our ability to timely and effectively scale our technology,

•

the status of a subpoena from the Office of Financial Regulation of the State of Florida,

•

the limited trading market for our common stock which is quoted on the OTC Markets,

•

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•

the application of penny stock rules to trading in our common stock, and

•

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

We maintain our web site at www.bullsnbears.com. Information on this web site is not a part of this report. Unless specifically set forth to the contrary, when used in this report the terms “BullsnBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “first quarter of 2015” refers to the three months ended March 31, 2015, the “first quarter of 2014” refers to the three months ended March 31, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.
Balance Sheets
	Unaudited
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 15	$ -
Other current assets	596	593
Total Current Assets	611	593

Property and equipment, net of accumulated depreciation of $8,180 and $932, respectively	9,921	11,767
Intangible asset, net of accumulated amortization of $36,250 and $6,250	76,250	83,750
TOTAL ASSETS	$ 86,782	$ 96,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$ -	$ -
Accounts payable	33,666	33,676
Accounts payable – related party	412,900	375,799
Note payable – related party	178,816	180,927
Convertible notes payable - related party	21,716	21,716
Bridge notes Payable	10,000	-
Convertible notes payable	575,000	659,200
Accrued interest payable	47,846	39,643
Accrued interest payable - related party	15,527	12,492
Total Current Liabilities	1,295,471	1,323,453

Total Liabilities	1,295,471	1,323,453

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	1	1
Common stock; $0.0001 par value, 100,000,000 shares authorized, 12,319,270 and 12,228,650 shares issued and outstanding, respectively	1,232	1,223
Additional paid-in capital	967,788	882,313
Accumulated deficit	(2,177,710)	(2,110,880)
Total Stockholders' Equity (Deficit)	(1,208,689)	(1,227,343)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 86,782	$ 96,110

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.
Statements of Operations
(unaudited)

	For the Three Months endedMarch 31,
	2015	2014

REVENUES	$ 2,610	$ 3,403

OPERATING EXPENSES
Subscription content expense	-	6,649
Depreciation and amortization expense	9,344	9,343
General and administrative	47,575	231,021

Total Operating Expenses	56,919	247,013

OPERATING LOSS	(54,309)	(243,610)

OTHER INCOME (EXPENSE)
Gain on Conversion of Interest	5,136	-
Interest expense	(17,657)	(26,786)

Total Other Income (Expense)	(12,521)	(26,786)

NET LOSS	$ (66,830)	$ (270,396)

BASIC NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.02)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,267,035	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.
Statements of Cash Flows
(unaudited)
	For the Three Months endedMarch 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (66,830)	$ (270,396)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,344	9,343
Gain on conversion of Interest	(5,136)
Changes in operating assets and liabilities
Increase in other assets	-	14,459
Increase in accounts payable and accrued liabilities	14,612
Increase in accounts payable and accrued liabilities - related party	40,136	48,535
Net Cash Used in Operating Activities	(7,874)	(198,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net Cash Provided by Financing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from convertible bridge notes payable	10,000	-
Proceeds (payments) from convertible notes payable	-	200,000
Proceeds from notes payable, related party	2,015	27,071
Payments on notes and convertible notes payable		(29,645)
Payments on notes and convertible notes payable, related party	(4,126)
Net Cash Provided by Financing Activities	7,889	197,426

(DECREASE) INCREASE IN CASH	15	(633)
CASH AT BEGINNING OF PERIOD	-	829
CASH AT END OF PERIOD	$ 15	$ 196

CASH PAID FOR:
Interest	$ -	$ 19,500
Income Taxes	$ -	$ -
NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Convertible notes and interest - converted to common stock	$ 85,484	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

Notes to the Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by BullsnBears . com, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2015, the Company has generated minimal revenues and has an accumulated deficit of ($2,177,710). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at  all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $5,033 and $4,707at March 31, 2015 and December 31, 2014, respectively.

During the year ended December 31, 2014, the Company borrowed a total of $63,062 in unsecured short-term loans from an officer and director of the Company and repaid $2,925. At December 31, 2014, $180,927 of the short-term loans was outstanding and are accruing interest at 6% per annum.  At March 31, 2015, $178,816 of the short-term loans were outstanding.  Accrued interest on unsecured short term loans totaled $15,527 at March 31, 2015, respectively

In April, 2015, an affiliate of the Company assigned a Note in the principal amount of $22,500 to an unrelated party. The Note is due in June, 2015, and is convertible at the option of the holder into shares of Common Stock at market price.

Consulting Expense

At March 31, 2015 and December 31, 2014, the Company owes an officer $412,900 and $375,799, respectively, for consulting expense which is included in accounts payable, related party. Consulting expense for the year ended December 31, 2014 was $168,000. Consulting expenses   for the three months ended March 31, 2015 were $30,000. In addition the officer paid $6,600 for the rent on the office space for January and February 2015 on behalf of the company.

4.  Convertible Notes Payable

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

 During the year ended December 31, 2014, Convertible Promissory Notes became due and convertible at a discount to the then current market price in accordance with terms of the Notes. As a result, the Company recorded a total of $127,400 in debt discount to interest expense related to the beneficial conversion feature during the year ended December 31, 2014.  At December 31, 2014, the Company had no unamortized debt discount on Convertible Promissory Notes.

In February, 2015, the Company converted an aggregate of $84,200 of principal and $ 6,420 in accrued interest on 10% convertible notes into 90,620 shares of Common Stock. The Company  realized a net gain of $5,136 in interest conversion .  The balance of the notes matured between January 2015 and March 2015 and are now presently due.  In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

During the three months ended March 31, 2015, the Company received proceeds of $10,000 from the issuance of two promissory bridge notes. The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity the notes become convertible at $0.20 subject to certain reset provisions.  In addition the notes become convertible upon an equity financing transaction of at least $500,000.  At Maturity the note holders will also receive two shares of restricted common stock for every dollar loaned to the company.

Accrued interest on the Notes was $47,846 at March 31, 2015 and $39,643 at December 31, 2014, respectively.

As of March 31, 2015, $575,000 worth of Notes have matured and have not converted into common shares. If Note holders do not elect to convert their debt into common stock, the Company may need to raise additional capital to retire the Notes.

5.  PREFERRED STOCK

The Company has authorized 20,000,000 Shares of Preferred Stock, $.001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.  As of December 31, 2014, the Company had issued 4,000 Shares of Preferred Stock, designated as “Cumulative Preference ‘A’”, at a price of $1.25 per Share.     The Shares bear an annual coupon of 5%, and are convertible into Shares of Common Stock of    the Company at any time commencing one (1) year from the date of issuance at a conversion   price of $1.25 per Share

During the year ended December 31, 2014, we sold $5,000 principal amount of Series “A” 5%  Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the  Shares are  convertible into Shares of Common Stock at a price of $1.25 per Share

6. SUBSEQUENT EVENTS

During the month of April 2015, the Company received proceeds of $7,500 from the issuance of one promissory bridge note.  The Note bears interest at 15% per annum, is unsecured, and is due six months from the date of issuance. At maturity, the holder of the note will receive any unpaid principal and accrued interest. At Maturity the note holder will also receive ten shares of restricted common stock for every dollar loaned to the company.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2015	2014

Current Assets	$ 611	$ 593
Current Liabilities	1,295,471	1,323,453
Working Capital (Deficit)	$ (1,294,860.00)	$ (1,322,860.00)

Cash Flows

	Three months ended
	March 31,
	2015	2014

Cash Flows Used in Operating Activities	$ (7,874)	$ (198,059)
Cash Flows Used in Investing Activities	-	--
Cash Flows Provided by Financing Activities	7,889	197,426
Net Increase (Decrease) in Cash During Period	$ 15	$ 633

Balance Sheet

As at March 31, 2015, the Company had total assets of $86,782 compared with total assets of $96,110 as at December 31, 2014.  The assets are mainly comprised of URL domain names and websites purchased during October 2012.

The Company had total liabilities of $1,295,471 at March 31, 2015 compared with $1,323,453 at December 31, 2014. The decrease in total liabilities is principally attributed to the conversion of debt into shares of Common Stock.

Income Statement

Revenues

Revenue decreased by $ 793 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The Company had minimal revenues during both periods.

Operating Expenses

During the three months ended March 31, 2015, the Company incurred operating expenses totaling $56,919 compared with $247,013 for the three months ended March 31, 2014, a decrease of approximately 77%.  The decrease in operating expenses is mainly attributed to a decrease in general and administrative expenses related to a reduction in the costs of business operations.

Total Other Income (Expense)

Interest expense decreased 34% for the three month period ended March 31, 2015 compared the three months ended March 31, 2014.  The decrease is a result of the reduction in outstanding debt accumulating interest.

Net Loss

During the three months ended March 31, 2015, the Company realized net loss of  ($ 66,830) compared with a net loss of  ($270,396) for the three months ended March 31, 2014.  The decrease in net loss was primarily due to a significant decrease in operating expenses, and a decrease in interest expense related to the issuance of convertible promissory notes.

Liquidity and Capital Resources

As of March 31, 2015, the Company had a cash balance of $ 15 and a working capital deficit of $1,294,860 compared with a cash balance of $ 0 and working capital deficit of $1,322,860 at

December 31, 2014.  The decrease in working capital deficit is mainly due to the decrease in       convertible promissory notes and interest due under these notes.

We do not have sufficient capital to pay our operating expenses.  In addition, as of March 31, 2015, there was $575,000 of notes which have matured and have not converted into common shares. In addition, there are an additional $ 17,500 principal amount of Bridge notes which mature during the next 12 months.  These notes are unsecured.  We do not have sufficient working  capital to repay these obligations.  In the absence of the note holders converting to common stock, the Company will need to raise additional capital to satisfy these obligations .If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations,  we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the three months ended March 31, 2015, the Company used ($7,874) of cash flow from operating activities compared with use of ($198,059) of cash flow during the three months ended March 31, 2014.  The significant decrease in the use of cash flow for operating activities is principally due a decrease in net loss related to the reduction of general and administrative expenses, offset by increases in certain current liabilities.

Cash Flows from Investing Activity

During the three months ended March 31, 2015 and 2014, the Company has not used any cash in investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, the Company received $7,889 of cash flow  from financing activities compared to $197,426 of cash flow from financing activities during the three months ended March 31, 2014.  The decrease in cash provided by financing activities is mainly due to proceeds from the issuance of convertible promissory notes during the three months ended March 31, 2014.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive who also serves as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated oals under all potential future conditions.

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and  forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

A lawsuit was filed against the Company on November 13, 2014, in the Third Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. BullsnBears.com, Inc. The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000. The Company was offered a settlement agreement of $30,000 by the Plaintiff on May 11, 2015. The Company believes that this claim is without merit and will continue to vigorously defend this action.

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

     The notes were sold directly by the Company to accredited investors in private offerings exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act.  We did not pay any commissions or finder’s fee and used the net proceeds for working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

From May, 2013 through March, 2015, the Company borrowed a total of $188,975 and repaid $55,578 from James Palladino, an officer and director of the Company. At March 31, 2015 and December 31, 2014, $200,532 and $202,643 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the three months ended March 31, 2015, the Company received $2,015 and repaid $4,126 in principal and interest.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that           comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2015.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino,
Chief Executive Officer,
Chief Financial Officer