Form 10-Q
period 2015-06-30
BullsNBears.com, Inc.
filed 2015-10-15
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6586 W. ATLANTIC AVE. UNIT 103 DELRAY BEACH, FL	33446
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 14, 2015, there were 12,803,270 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•

need for additional capital, including our ability to repay $360,000 in notes to non-related parties, a substantial portion of which are presently past due,

•

our ability to continue as a going concern,

•

the limited operating history of our business,

•

our inability to manage our growth,

•

potential infringement of third party intellectual property rights,

•

our ability to effectively compete,

•

our ability to timely and effectively scale our technology,

•

the limited trading market for our common stock which is quoted on the OTC Markets,

•

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•

the application of penny stock rules to trading in our common stock, and

•

the dilutive impact of outstanding convertible notes and warrants.

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

Unless specifically set forth to the contrary, when used in this report the terms “BullsNBears,” the “Company,” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “second quarter of 2015” refers to the three months ended June 30, 2015, the “second quarter of 2014” refers to the three months ended June 30, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.
Balance Sheets
	Unaudited
	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 26	$ -
Other current assets	596	593
Total Current Assets	622	593

Property and equipment, net of accumulated depreciation of $19,242 and $15,553	8,077	11,767
Intangible asset, net of accumulated amortization of 81,250 and $66,250	68,750	83,750
TOTAL ASSETS	$ 77,449	$ 96,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 39,165	$ 33,676
Accounts payable – related party	414,399	375,799
Note payable – related party	179,296	180,927
Convertible notes payable - related party	21,716	21,716
Bridge notes Payable	17,500	-
Convertible notes payable	360,000	659,200
Accrued interest payable	38,097	39,643
Accrued interest payable - related party	18,542	12,492
Total Current Liabilities	1,088,715	1,323,453

Total Liabilities	1,088,715	1,323,453

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 4,000 shares issued and outstanding	1	1
Common stock; $0.0001 par value, 100,000,000 shares authorized, 12,803,270 and 12,228,650 shares issued and outstanding, respectively	1,280	1,223
Additional paid-in capital	1,224,241	882,313
Accumulated deficit	(2,236,788)	(2,110,880)
Total Stockholders' Equity (Deficit)	(1,011,266)	(1,227,343)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 77,449	$ 96,110

The accompanying notes are an integral part of these unaudited financial statements.

 BULLSNBEARS.COM, INC. Statements of Operation (Unaudited)

	For the Three Months endedJune 30,		For the Six Months endedJune 30,
	2015	2014	2015	2014

REVENUES	$ 10,000	$ 40,780	$ 12,610	$ 44,183

OPERATING EXPENSES
Subscription content expense	-	1,335	-	7,984
Depreciation and amortization expense	9,344	9,343	18,688	18,686
General and administrative	47,468	129,454	95,043	360,475

Total Operating Expenses	56,812	140,132	113,731	387,145

OPERATING LOSS	(46,812)	(99,352)	(101,121)	(342,962)

OTHER INCOME (EXPENSE)
Gain on Conversion of Interest	12,160	-	17,296	-
Interest expense	(12,265)	(115,232)	(29,922)	(142,018)

Total Other Income (Expense)	(105)	(115,232)	(12,626)	(142,018)

NET LOSS	$ (46,917)	$ (214,584)	$ (113,747)	$ (484,980)

BASIC NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,500,007	11,680,000	12,384,165	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC. Statements of Cash Flows
(unaudited)
	For the
	Six Months ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (113,747)	$ (484,980)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,688	18,686
Gain on conversion of Interest	(17,296)	-
Amortization of debt discount		80,600
Changes in operating assets and liabilities
Other assets	(3)	139
Accounts payable and accrued liabilities	29,365	60,043
Accounts payable and accrued liabilities - related party	67,150	97,076
Net Cash Used in Operating Activities	(15,843)	(228,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge notes payable	17,500	-
Proceeds from convertible notes payable	-	215,000
Proceeds from notes payable, related party	4,455	45,075
Payments to notes payable and convertible notes payable, related party	(6,086)	(32,468)
Net Cash Provided by Financing Activities	15,869	227,607

(DECREASE) INCREASE IN CASH	26	(829)
CASH AT BEGINNING OF PERIOD	-	829
CASH AT END OF PERIOD	$ 26	$ -
CASH PAID FOR:
Interest	$ -	$ 31,141
Income Taxes	$ -	$ -

NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Convertible notes and interest - converted to common stock	$ 324,620	$ --
Accounts payable related party transfer to accounts payable and settled with common stock	$ 22,500	$ -
Debt Discount	$ -	$ 80,600

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

Notes to the Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by BullsnBears.com, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through June 30, 2015, the Company has generated minimal revenues and has an accumulated deficit of ($2,236,788). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior.

During the year ended December 31, 2014, the Company borrowed a total of $63,062 in unsecured short-term loans from an officer and director of the Company and repaid $2,925. At December 31, 2014 and June 30, 2015, $180,927 and $179, 296 of the short-term loans was outstanding and are accruing interest at 6% per annum.  Accrued interest on unsecured short term loans totaled $18,542 and 12,492 at June 30, 2015 and December 31, 2014, respectively

In April, 2015, an affiliate of the Company assigned an Account Payable balance in the principal amount of $22,500 to an unrelated party. The Note is due in June, 2015, and is convertible at the option of the holder into shares of Common Stock at market price. The note was converted in June of 2015 into 250,000 shares of common stock

Consulting Expense

At June 30, 2015 and December 31, 2014, the Company owes an officer $414,399 and $375,799, respectively, for consulting expense which is included in accounts payable, related party. Consulting expense for the year ended December 31, 2014 was $168,000. Consulting expenses for the three and six months ended June 30, 2015 were $24,360 and 54,860 respectively.

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

In February, 2015, the Company converted an aggregate of $84,200 of principal and $ 6,420 in accrued interest on 10% convertible notes into 90,620 shares of Common Stock. The Company realized a net gain of $5,136 in interest conversion. The balance of the notes matured between January 2015 and March 2015.

In June 2015 the company converted an aggregate of $234,000 of note holder debt, $215,000 of principle and accrued interest of $19,000 into 234,000 shares.   For the same period the company realized a gain on interest of $12,160.

As of June 30, 2015, $360,000 worth of Notes have matured and have not converted into common shares.  In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. If Note holders do not elect to convert their debt into common stock, the Company may need to raise additional capital to retire the Notes.  We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

Accrued interest on the Notes was $38,097 and $39,643 at June 30, 2015 and June 30, 2014, respectively.

During the three months ended June 30, 2015, the Company received proceeds of $17,500 from the issuance of three promissory bridge notes. The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity the notes become convertible at $0.20 subject to certain reset provisions. In addition the notes become convertible upon an equity financing transaction of at least $500,000. At Maturity the note holders will also receive two shares of restricted common stock for every dollar loaned to the company.

5. Preferred Stock

The Company has authorized a total of 20,000,000 Shares of Preferred Stock, $.001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.  As of December 31, 2014, the Company had issued 4,000 Shares of Preferred Stock, designated as “ Cumulative Preference ‘ A ’ ” , at a price of $1.25 per Share.     The Shares bear an annual coupon of 5%, and are convertible into Shares of Common Stock of the Company at any time commencing one (1) year from the date of issuance at a conversion price of $1.25 per Share

During the year ended December 31, 2014, we sold $5,000 principal amount of Series “ A ” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are  convertible into Shares of Common Stock at a price of $1.25 per Share.

In April, 2015, the Corporation authorized the issuance of up to 10,000,000 shares of Preferred Stock to be designated “Series B Preferred Stock”, having a conversion right at the option of the holder beginning one year from the date of issuance, and which shall be convertible into Shares of Common stock at a Conversion Price equal to the closing market Bid price of the Corporation’s Common Stock on the trading date immediately preceding the date of conversion, in accordance with the Certificate of Designation attached hereto and made a part hereof.  In addition, the holder of each Share of Series B Stock shall have the equivalent voting rights of two (2) Shares of Common Stock.   No Shares of “Series B Preferred Stock” have been issued to date.

6. Subsequent Events

On July 24, 2015, the Company extended the expiration of its 5,000,000 issued and outstanding Common Stock Purchase Warrants by an additional two years.   All of the Warrants are exercisable at a price of $.25 per Share.

On September 30, 2015, the Company formed a new wholly-owned corporation, BullsnBears Holdings, Inc., for the purpose of holding the Company’s intellectual property assets.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2015	2014

Current Assets	$ 622	$ 593
Current Liabilities	1,088,715	1,323,453
Working Capital (Deficit)	$ (1,088,093)	$ (1,322,860)

Cash Flows

Six months ended
June 30,
	2015	2014

Cash Flows Used in Operating Activities	$ (15,843)	$ (228,434)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	15,869	292,543
Net Increase (Decrease) in Cash During Period	$ 26	$ (829)

Balance Sheet

As at June 30, 2015, the Company had total assets of $77,449 compared with total assets of $96,110 as at December 31, 2014.  The assets are mainly comprised of URL domain names and websites purchased during October 2012.

The Company had total liabilities of $1,088,715 at June 30, 2015 compared with $1,323,453 at December 31, 2014. The decrease in total liabilities is principally attributed to the conversion of debt into shares of Common Stock.

Income Statement

Revenues

Revenue decreased by $31,573 during the six month ended June 30, 2015 compared to the six months ended June 30, 2014.  The Company had minimal revenues during both periods.

Revenue decreased by $30,780 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The Company had minimal revenues during both periods.

Operating Expenses

During the six months ended June 30, 2015, the Company incurred operating expenses totaling $113,731 compared with $387,145 for the six months ended June 30, 2014, a decrease of approximately 71%. Due to the decrease in office personnel, sales, marketing and consulting work performed for the company during this period

During the three months ended June 30, 2015, the Company incurred operating expenses totaling $56,812 compared with $140,132 for the three months ended June 30, 2014, a decrease of approximately 50%.  The decrease in operating expenses is mainly attributed to a decrease in general and administrative expenses related to a reduction in the costs of business operations.

Total Other Income (Expense)

Interest expense decreased to $29,922 for the six month ended June 30, 2015 compared to $142,018 for the six months ended June 30, 2014Due to the conversion of notes and interest associated with the 10% convertible notes

Interest expense decreased 21% for the three month period ended June 30, 2015 compared the three months ended June 30, 2014.  The decrease is a result of the reduction in outstanding debt accumulating interest.

Net Loss

During the six months ended June 30, 2015, the Company realized net loss of $113,747 compared with a net loss of $484,980 for the six months ended June 30, 2014.  The decrease in net loss was primarily due to a significant reduction in the Company’s business operations and operating expenses.

During the three months ended June 30, 2015, the Company realized net loss of  ($46,917) compared with a net loss of  ($214,584) for the three months ended June 30, 2014.  The decrease in net loss was primarily due to a significant decrease in operating expenses as a result of decreased business operations, and a decrease in interest expense related to the issuance of convertible promissory notes.

Liquidity and Capital Resources

As of June 30, 2015, the Company had a cash balance of $26 and a working capital deficit of $1,088,093, compared with a cash balance of $0 and working capital deficit of $1,322,860 at December 31, 2014.  The decrease in working capital deficit is mainly due to the decrease in convertible promissory notes and interest due under these notes.

We do not have sufficient capital to pay our operating expenses.  In addition, as of June 30, 2015, there was $360,000 of notes which have matured and have not converted into common shares. In addition, there are an additional $ 17,500 principal amount of Bridge notes which mature during the next 12 months.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the six months ended June 30, 2015, the Company had $( $15,843) of cash flow from operating activities compared with use of ($228,434) of cash flow during the six months ended June 30, 2014.  The significant decrease in the use of cash flow for operating activities is principally due a decrease in net loss related to the reduction of general and administrative expenses, offset by increases in certain current liabilities.

Cash Flows from Investing Activity

During the six months ended June 30, 2015 and 2014, the Company has not used any cash in investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, the Company received $15,869 of cash flow from financing activities compared to $292,543 of cash flow from financing activities during the three months ended June 30, 2014.  The decrease in cash provided by financing activities is mainly due to proceeds from the issuance of convertible promissory notes during the six months ended June 30, 2014.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The

Company vigorously disputes the legal basis for this Administrative Complaint and is presently conducting mitigating discussions with the OFR.

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

During the three months ended March 31, 2015, the Company received proceeds of $10,000 from the issuance of two convertible promissory notes, and in April, 2015 received $7,500 from the issuance of one convertible promissory note.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity, the holders of the notes will receive any unpaid principal and accrued interest.   The note holders will also receive two shares of restricted common stock for every $1.00 borrowed by the company into shares of the common stock of the Company at a conversion price of $ 0.00 per share.

In June, 2015, we converted $215,000 of the principal amount of these notes and $19,000 of accrued interest into 234,000 shares of Common Stock.

In April, 2015, an affiliate of the Company assigned a Note in the principal amount of $22,500 to an unrelated party. The Note was converted by the holder in June, 2015 into 250,000 Shares of Common Stock at market price, and resulted in a reduction of $22,500 from “Accounts Payable- Related Party”.

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

ITEM 5.

OTHER INFORMATION.

From May, 2013 through June 30, 2015,the Company borrowed a total of $188,975 and repaid $55,578 from James Palladino, an officer and director of the Company. At June 30, 2015 and December 31, 2014, $ and $375,799 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the three months ended June 30, 2015, the Company received $0 and repaid $0 in principal and interest.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 day of October, 2015.

BullsnBears.com, Inc.
(the “Registrant”)

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer