Form 10-Q
period 2015-09-30
BullsNBears.com, Inc.
filed 2015-11-09
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR
¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

BullsnBears.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6586 W. ATLANTIC AVE. UNIT 103 DELRAY BEACH, FL	33446
(Address of principal executive offices)	(Zip Code)

(561) 692-2800
(Registrant's telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]    NO ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	¨	Accelerated Filer	¨
Non-accelerated Filer	¨	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2015, there were 12,803,270 shares of the registrant ’ s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $360,000 in notes to non-related parties, a substantial portion of which are presently past due,

·

our ability to continue as a going concern,

·

the limited operating history of our business,

·

our inability to manage our growth,

·

potential infringement of third party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business .

OTHER PERTINENT INFORMATION

We maintain our web site at www.bullsnbears.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “ BullsNBears, ” the “ Company, ” "we", "us", "our" and similar terms refer to BullsNBears.com, Inc., a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “ third quarter of 2015 ” refers to the three months ended September 30, 2015, the “ third quarter of 2014 ” refers to the three months ended September 30, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BULLSNBEARS.COM, INC.
Balance Sheets
	Unaudited
	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 2,419	$ -
Other current assets	596	593
Total Current Assets	3,015	593

Property and equipment, net of accumulated depreciation of $21,086 and $15,553	6,232	11,767
Intangible asset, net of accumulated amortization of $88,750 and $66,250	61,250	83,750
TOTAL ASSETS	$ 70,497	$ 96,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	51,164	33,676
Accounts payable – related party	414,399	375,799
Note payable – related party	194,415	180,927
Convertible notes payable - related party	21,716	21,716
Bridge notes Payable	17,500	-
Convertible notes payable	360,000	659,200
Accrued interest payable	38,753	39,643
Accrued interest payable - related party	19,792	12,492
Total Current Liabilities	1,117,739	1,323,453

Total Liabilities	1,117,739	1,323,453

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, no shares issued or outstanding	1	1
Common stock; $0.0001 par value, 100,000,000 shares authorized, 12,803,270 and 12,228,650 shares issued and outstanding, respectively	1,280	1,223
Additional paid-in capital	1,212,081	882,313
Accumulated deficit	(2,260,604)	(2,110,880)
Total Stockholders' Equity (Deficit)	(1,047,242)	(1,227,343)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 70,497	$ 96,110

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.
Statements of Operations
Unaudited
	For the Three Months endedSeptember 30,		For the Nine Months endedSeptember 30,
	2015	2014	2015	2014

REVENUES	$ 10,000	$ -	$ 22,610	$ 44,183

OPERATING EXPENSES
Cost of Sales	-	8,020	-	8,020
Depreciation and amortization expense	9,347	9,343	28,035	28,029
General and administrative	34,724	17,329	129,767	377,803

Total Operating Expenses	44,071	34,692	157,802	413,852

OPERATING LOSS	(34,071)	(34,692)	(135,192)	(369,669)

OTHER INCOME (EXPENSE)
Gain on Conversion of Interest	-	-	17,296	-
Interest expense	(1,906)	(32,623)	(31,828)	(174,641)

Total Other Income (Expense)	(1,906)	(32,623)	(14,532)	(174,641)

NET LOSS	$ (35,977)	$ (67,315)	$ (149,724)	$ (544,310)

BASIC NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,803,370	11,680,000	12,525,435	11,680,000

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.
Statements of Cash Flows
(unaudited)
	For the nine Months endedSeptember 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (149,724)	$ (544,310)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,035	28,029
Amortization of debt discount		80,600
Gain on conversion of Interest	(17,296)
Changes in operating assets and liabilities
Other assets	(3)	139
Accounts payable and accrued liabilities	42,019	390,797
Deferred Revenue	-	50,000
Accounts payable and accrued liabilities - related party	68,400	(203,905)
Net Cash Used in Operating Activities	(28,569)	(198,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible bridge notes payable	17,500	-
Proceeds from notes payable and convertible notes payable, related party	-	30,916
Proceeds from notes payable, related party	22,934	-
Proceeds from notes and convertible notes payable		215,000
Payments on notes payable and convertible notes payable, related party	(9,446)	-
Net Cash Provided by Financing Activities	30,988	245,916

(DECREASE) INCREASE IN CASH	2,419	47,266
CASH AT BEGINNING OF PERIOD	-	829

CASH AT END OF PERIOD	$ 2,419	$ 48,095

NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Convertible notes and interest - converted to common stock	$ 324,620
Accounts payable related party transfer to accounts payble - settled and converted to Common Stock	$ 22,500

The accompanying notes are an integral part of these unaudited financial statements.

BULLSNBEARS.COM, INC.

Notes to the Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by BullsnBears.com, Inc. (the “ Company ” ) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “ SEC ” ). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through September 30, 2015, the Company has generated minimal revenues and has an accumulated deficit of ($2,260,604). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company ’ s future operations identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company ’ s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2014, the Company borrowed a total of $63,062 in unsecured short-term loans from an officer and director of the Company and repaid $2,925. At December 31, 2014 and September 30, 2015, $180,927 and $194,415 of the short-term loans was outstanding and are accruing interest at 6% per annum.  Accrued interest on unsecured short term loans totaled $19,792 and 12,492 at September 30, 2015 and December 31, 2014, respectively.

In April, 2015, an affiliate of the Company assigned an Account Payable balance in the principal amount of $22,500 to an unrelated party. The Note is due in June, 2015, and is convertible at the option of the holder into shares of Common Stock at market price. The note was converted in June of 2015 into 250,000 shares of common stock

Consulting Expense

At September 30, 2015 and December 31, 2014, the Company owes an officer $414,399 and $375,799, respectively, for consulting expense which is included in accounts payable, related party. Consulting expense for the year ended December 31, 2014 was $168,000. Consulting expenses for the three and nine months ended September 30, 2015 were $18,000 and $72,000 respectively.

Formation of New Subsidiary

On September 30, 2015, the Company formed a new wholly-owned corporation, BullsnBears Holdings, Inc., for the purpose of holding the Company’s intellectual property assets.

4.  Convertible Notes Payable

During the year ended December 31, 2013, the Company issued Convertible Promissory Notes (the “ Notes ” ) for cash totaling $977,200. The Notes bear interest at 10% per annum, are unsecured and due in one year from the date of issuance. At the maturity date, the holders of the Notes have the right to convert the unpaid principal and accrued interest into shares of common stock of the Company at a price of $1.00 per share. Accrued interest on the Notes was $32,199 at December 31, 2013.

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

As of September 30, 2015, $360,000 worth of Notes have matured and have not converted into common shares.  In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. If Note holders do not elect to convert their debt into common stock, the Company may need to raise additional capital to retire the Notes.  We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

Accrued interest on the Notes was $38,097 and $39,643 at September 30, 2015 and September 30, 2014, respectively.

During the nine months ended September 30, 2015, the Company received proceeds of $17,500 from the issuance of three promissory bridge notes. The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity the notes become convertible at $0.20 subject to certain reset provisions. In addition the notes become convertible upon an equity financing transaction of at least $500,000. At Maturity the note holders will also receive two shares of restricted common stock for every dollar loaned to the company.

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

In April, 2015, the Corporation authorized the issuance of up to 10,000,000 shares of Preferred Stock to be designated “ Series B Preferred Stock ” , having a conversion right at the option of the holder beginning one year from the date of issuance, and which shall be convertible into Shares of Common stock at a Conversion Price equal to the closing market Bid price of the Corporation ’ s Common Stock on the trading date immediately preceding the date of conversion, in accordance with the Certificate of Designation attached hereto and made a part hereof.  In addition, the holder of each Share of Series B Stock shall have the equivalent voting rights of two (2) Shares of Common Stock.   No Shares of “ Series B Preferred Stock ” have been issued to date.

ITEM 2.

MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management ’ s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	September. 30,	December 31,
	2015	2014

Current Assets	$ 3,015	$ 593
Current Liabilities	1,117,739	1,323,453
Working Capital (Deficit)	$ (1,114,724)	$ (1,322,860)

Cash Flows

Nine months ended
September 30,
	2015	2014

Cash Flows Used in Operating Activities	$ (28,569)	$ (228,434)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	30,988	292,543
Net Increase (Decrease) in Cash During Period	$ 2,419	$ (829)

Balance Sheet

At September 30, 2015, the Company had total assets of $70,497 compared with total assets of $96,110 as at December 31, 2014.  The assets are mainly comprised of URL domain names and websites purchased during October 2012.

The Company had total liabilities of $1,117,739 at Sept. 30, 2015 compared with $1,323,453 at December 31, 2014. The decrease in total liabilities is principally attributed to the conversion of debt into shares of Common Stock.

Income Statement

Revenues

Revenue decreased by $17,573 during the nine month period ended Sept. 30, 2015 compared to the nine months ended September 30, 2014.  The Company had minimal revenues during both periods.

Revenue increased by $10,000 during the three months ended Sept. 30, 2015 compared to the three months ended Sept. 30, 2014.  The Company had minimal revenues during both periods.

Operating Expenses

During the nine months ended Sept. 30, 2015, the Company incurred operating expenses totaling $161,802 compared with $413,852 for the nine months ended Sept. 30, 2014, a decrease of approximately 61%. This decrease was due to the decrease in office personnel, sales, marketing and consulting work performed for the company during this period

During the three months ended Sept. 30, 2015, the Company incurred operating expenses totaling $44,071 compared with $34,692 for the three months ended Sept. 30, 2014, a increase of approximately 27%.

Total Other Income (Expense)

Interest expense decreased to $31,828 for the nine months ended Sept. 30, 2015 compared to $174,614 for the nine months ended Sept. 30, 2014, due to the conversion of notes and interest associated with the 10% convertible notes

Interest expense decreased 94% for the three month period ended Sept. 30, 2015 compared the three months ended Sept. 30, 2014.  The decrease is a result of the reduction in outstanding debt accumulating interest.

Net Loss

During the nine months ended Sept. 30, 2015, the Company realized net loss of ($149,724) compared with a net loss of ($544,310) for the nine months ended Sept. 30, 2014.  The decreased in net loss was primarily due to a significant reduction in the Company’s business operations and operating expenses.

During the three months ended Sept. 30, 2015, the Company realized net loss of ($35,977) compared with a net loss of  ($67,315) for the three months ended Sept. 30, 2014.  The decrease in net loss was primarily due to a significant decrease in operating expenses as a result of decreased business operations, and a decrease in interest expense related to the issuance of convertible promissory notes.

Liquidity and Capital Resources

As of Sept. 30, 2015, the Company had a cash balance of $2,419 and a working capital deficit of $1,114,724, compared with a cash balance of $0 and working capital deficit of $1,322,860 at December 31, 2014.  The decrease in working capital deficit is mainly due to the decrease in convertible promissory notes and interest due under these notes.

We do not have sufficient capital to pay our operating expenses.  In addition, as of Sept. 30, 2015, there was $360,000 of notes which have matured and have not converted into common shares. In addition, there are an additional $17,500 principal amount of Bridge notes which mature during the next 12 months.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the nine months ended Sept. 30, 2015, the Company had ( $28,569) of cash flow from operating activities compared with use of ($198,650) of cash flow during the nine months ended Sept. 30, 2014.  The significant decrease in the use of cash flow for operating activities is principally due a decrease in net loss related to the reduction of general and administrative expenses, offset by increases in certain current liabilities.

Cash Flows from Investing Activity

During the nine months ended Sept. 30, 2015 and 2014, the Company has not used any cash in investing activities.

Cash Flows from Financing Activities

During the nine months ended Sept. 30, 2015, the Company received $30,988 of cash flow from financing activities compared to $245,916 of cash flow from financing activities during the nine months ended Sept. 30, 2014.  The decrease in cash provided by financing activities is mainly due to proceeds from the issuance of convertible promissory notes during the nine months ended September 30, 2014.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “ Exchange Act ” ) and are not required to provide the information under this item.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.

Between January 2013 and December 2013 we issued and sold 10% convertible promissory notes in the principal amount of $977,200 in a private offering. These notes mature one year from the date of issuance, and on the maturity date were convertible into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $210,000 principal amount of one-year notes, bearing an interest rate of 10% per annum and convertible at any time following issuance into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $5,000 principal amount of Series “ A ” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

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

In April, 2015, an affiliate of the Company assigned a Note in the principal amount of $22,500 to an unrelated party. The Note was converted by the holder in June, 2015 into 250,000 Shares of Common Stock at market price, and resulted in a reduction of $22,500 from “ Accounts Payable- Related Party ” .

The notes were sold directly by the Company to accredited investors in private offerings exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act.  We did not pay any commissions or finder ’ s fee and used the net proceeds for working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company ’s operations.

ITEM 5.

OTHER INFORMATION.

From May, 2013 through September 30, 2015, the Company borrowed a total of $188,975 and repaid $55,578 from James Palladino, an officer and director of the Company. At September 30, 2015 and December 31, 2014, $ 414,399 and $375,799 of the short-term loans were outstanding, respectively, and are accruing interest at 6% per annum. During the three months ended September 30, 2015, the Company received $0 and repaid $0 in principal and interest.

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

— — — — — — —

      * filed herewith.

   ** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise

        Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2015.

BullsnBears.com, Inc.
(the “ Registrant ” )

BY:	/s/ James M. Palladino
James M. Palladino, Chief Executive Officer, Chief Financial Officer