Form 10-K
period 2015-12-31
BullsNBears.com, Inc.
filed 2016-04-14
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-54616

MICHAEL JAMES ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

(Formerly BullsnBears.com, Inc.)

Delaware	45-2288672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

784 Morris Turnpike, #334,

 Short Hills, NJ    07078

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (908) 204-0004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Name of each exchange on which registered:

                                 None

                    Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).  Yes  X   No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ¨   No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $ 1,083,981.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 11, 2016, the registrant had 12,958,270 shares of common stock outstanding.

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

None.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $377,500 in notes to non-related parties, all of which are presently past due,

·

our ability to continue as a going concern,

·

our inability to manage our growth,

·

potential infringement of third party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the status of a subpoena from the Office of Financial Regulation of the State of Florida,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to Michael James Enterprises, Inc., a Delaware corporation formerly known as BullsnBears.com, Inc. In addition, “2015” refers to the year ending December 31, 2015, “2014” refers to the year ended December 31, 2014 and “2013” refers to the year ended December 31, 2013.

 PART I

Item 1.   BUSINESS  OVERVIEW.

We are a multi-faceted company, and we have developed a variety of products and services for members of the financial market community. Our different enterprises include quotation platforms, and a variety of issuer services for small cap public companies. We are also continuing to develop a unique financial social media network platform which we believe will transform how businesses and people work and collaborate in the cloud era.

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

Proposed Acquisition of Michael James Enterprises, Inc. [Nevada]

On December 15, 2015, the company’s Board of Directors approved an Agreement for Plan of Merger and Reorganization between the Company and Michael James Enterprises, Inc., a Nevada corporation.  Effective December 11, 2015, the Company filed an Amendment to the Company’s Articles of Incorporation changing the Company’s name to “Michael James Enterprises Inc.” and filed with FINRA for a new stock ticker symbol “MJTV”.  The merger will be completed as soon as all regulatory filings have been submitted and are declared effective.

Pursuant to the Agreement, shareholders of Michael James Enterprises, Inc. (Nevada) will exchange their shares of Common and Preferred stock on a one-for-one basis for shares of Common and Preferred Stock of the Company.  As of December 31, 2015, Michael James Enterprises, Inc. (Nevada) had 6,648,000 shares of Common Stock and 300,000 shares of Preferred Stock issued and outstanding.

Michael James Enterprises, Inc. (Nevada), is a New Jersey based company (MJE), which has developed the most promising approach to treating acne since the introduction of Benzoyl Peroxide decades ago. A very high and unacceptable level of people are unable to use acne treatment products formulated with benzoyl peroxide due to its harmful effects to the skin while many other individuals look past these damaging effects in order to treat their acne. MJTV’s merger partner utilizes patented science from a world-renowned Ivy League institution to eliminate the need for Benzoyl Peroxide.  MJE makes the claim that its offering not only treats acne as well as, if not better than any other acne treatment system without the harmful side effects, but actually will improve an acne users skin complexion.

The proposed merger with Michael James Enterprises, Inc. (Nevada) is still pending.

Spin-off of Our Subsidiary BullsnBears Holdings, Inc.

As part of the planned Merger transaction, the Company's wholly-owned subsidiary, BullsnBears, Inc., which holds the Company’s Intellectual Property assets including its websites, URL’s, and proprietary software, will be spun-off through a share dividend to MJTV shareholders of record as of the close of business on December 28, 2015, with one share of BullsnBears Holdings, Inc.  Common Stock distributed for each one share of MJTV Common Stock owned as of the record date.  Distribution of the shares will take place following the pending merger with Michael James Enterprises, Inc. (Nevada) and upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission which has not yet been filed.

Capital Needs

Until the completion of our merger with Michael James Enterprises, Inc. (Nevada) and the spin-off of our BullsnBears Holdings, Inc. subsidiary, our disclosures throughout this Report are based upon our current business operations and model.

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

Government regulation

While there are currently relatively few laws or regulations directly applicable to Internet access, commerce, or commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local, and international governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations, or commencing litigation with respect to the Internet and other online services covering issues such as:

·

user privacy;

·

trespass;

·

defamation;

·

database and data protection;

·

limitations on the distribution of materials considered harmful to children;

·

liability for misinformation provided over the web;

·

user protection, pricing, taxation, and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);

·

delivery of contextual advertisements via connected desktop software;

·

intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;

·

distribution, characteristics, and quality of products and services; and

other consumer protection laws.

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

Our BullsnBears Holdings, Inc. subsidiary owns 21 Internet domain names, including our principal operating websites BullsnBears.com and BNB Services.net.   However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Employees

As of December 31, 2015 we have no full time employees, and Company operations are being conducted by our President.

Our history

We were organized under the laws of the State of Delaware on December 30, 2010 under the name Spicy Gourmet International, Inc. as part of the implementation of the Chapter 11 plan of reorganization of Spicy Gourmet Organics, Inc. ("SGO"), a California corporation. SGO was incorporated in the State of California in 2006 and was formed to import specialty, organic spices from South Asia and sell them in the United States. SGO was undercapitalized and sales of its spice products were slow to develop, possibly due to the current recession. As a result SGO lacked sufficient cash flow to meet its current obligations and on October 1, 2010 SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California. SGO's plan of reorganization was confirmed by the Court on November 19, 2010.

The plan of reorganization provided for the acquisition by SGO of a new, unrelated, retail business and the spin-off of all of the various elements of SGO's spice business to four different entities. The plan of reorganization called for the spin-off of SGO's manufacturing business to our company, the incorporation of our company, and the distribution of shares of our common stock to the bankruptcy creditors. The plan required us to issue 1,180,000 shares of our common stock and distribute these to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The shares were distributed pursuant to Section 1145 of the U.S. Bankruptcy Code.

The Court also ordered the distribution of warrants to all administrative creditors of SGO, with these creditors to receive five warrants exercisable into shares of our common stock for each $0.05 of SGO's administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of:

·

1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00;

·

1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00;

·

1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00;

·

1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and

·

1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $7.00.

All warrants are exercisable at any time prior to November 19, 2017 as a result of a two-year extension. This warrants distribution also took place on December 30, 2010. During October 2012, we agreed to reduce the exercise price of the outstanding warrants to $0.25 per share.

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

In November 2012 we changed our name to BullsnBears.com, Inc. Effective December 11, 2015, we changed our name to Michael James Enterprises, Inc., and entered into an Agreement for Plan of Merger and Reorganization between the Company and Michael James Enterprises, Inc., a Nevada corporation.  As of April 11, 2016, this proposed Merger has not been completed pending regulatory filings.

In conjunction with the Merger transaction, the Company's wholly-owned subsidiary, BullsnBears Holdings, Inc., will be spun-off through a share dividend to BNBI shareholders of record as of the close of business on December 28, 2015, with one share of BullsnBears Holdings Common Stock distributed for each one share of MJTV Common Stock owned as of the record date. Distribution of the shares will take place upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however, those assets have generated minimal revenues to date. We reported revenues of $1,517 in 2013, and our net loss was ($1,104,250). We reported revenues of $106,859 in 2014, and our net loss was ($648,016).   Our revenues for the year ended December 31, 2015 were $22,610, and our net loss was ($425,345).  At December 31, 2015 we had a working capital deficit of ($1,194,014). There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. If we should be unable to continue as a going concern, you could lose all of your investment in our company.

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

The report of our independent registered public accounting firm on our financial statements at December 31, 2015 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit . Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model. If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy. In such event, we may not be able to continue as a going concern.

We have $377,500 principal amount outstanding convertible notes and bridge notes payable to non-related parties, a substantial portion of which are presently past due.

Between January 2013 and December 2014 we issued and sold 10% convertible promissory notes in the principal amount of $1,187,200 in private offerings, of which $360,000 remains due and payable. These notes mature one year from the date of issuance, and on the maturity date were convertible into Shares of Common Stock of the Company at a price of $1.00 per Share.

During the year ended December 31, 2015, we sold an additional $17,500 principal amount of short-term bridge notes.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity the notes become convertible at $0.20 subject to certain reset provisions. In addition the notes become convertible upon an equity financing transaction of at least $500,000. At Maturity the note holders will also receive two shares of restricted common stock for every dollar loaned to the company.

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

·

avoid interruptions or disruptions in our service or slower than expected website load times;

·

develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

·

responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of enterprises and professional organizations;

·

generate any significant revenues from the solutions we provide;

·

earn and preserve our customers’ trust with respect to their professional reputation and information;

·

process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

·

successfully compete with other companies that are currently in, or may in the future enter, the online professional network space;

·

hire, integrate and retain qualified management and employees; and

·

successfully expand our business.

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

Risks Related to Our Common Stock

Subpoena from Office of Financial Regulation State of Florida (“OFR”).

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint and is presently conducting mitigating discussions with the OFR, and the Company has requested a Formal Administrative Hearing.

Our common stock is currently quoted on the OTC Markets, but trading in the securities is extremely limited .

Currently, our common stock is currently quoted on the OTC Pink Sheets tier of the OTC Markets. The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. The OTC Markets is an inter-dealer, over-the-counter market that provides generally significantly less liquidity than a national or regional securities exchange. Securities quoted on the OTC Markets typically have fewer market makers and are not followed by analysts. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Until an active market for our common stock develops, if ever, an investment in our common stock should be considered illiquid.

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

The majority of our outstanding common shares are “restricted securities” and we have outstanding warrants and convertible notes to purchase approximately 42% of our currently outstanding common stock.

At December 31, 2015 we had 12,958,270 shares of common stock outstanding together with outstanding warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.25 per share, and convertible promissory notes to purchase an additional 447,500 shares of our common stock at a conversion price ranging from $0.20 to $1.00 per share. The majority of our outstanding shares of common stock are "restricted securities" and the ability to freely resell those shares is limited by Federal securities laws. Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or conversion of the convertible notes, the number of our outstanding common stock will increase by almost 42%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate offices are located at784 Morris Turnpike, #334, Short Hills, NJ 07078 , which are rented on a month-to-month basis.   We believe that our current space and arrangement is adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint and is presently conducting mitigating discussions with the OFR, and has requested a formal Administrative Hearing.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable for our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since October 2, 2012 our shares of common stock are quoted on the OTC Pink Sheet Tier of the OTC Markets Group Inc. under the symbol “MJTV” (formerly “BNBI”).  Our shares of common stock are thinly traded.  Set forth below are the high and low closing bid prices for our common stock for the for the last two fiscal years. These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

2015
January 1, 2015 to March 31, 2015	$0.23	$0.14
April 1, 2015 to June 30, 2015	$1.25	$0.09
July 1, 2015 to December 31, 2015	$1.40	$0.35
October 1, 2015 to December 31, 2015	$0.93	$0.50
2014
January 1, 2014 to March 31, 2014	$2.69	$1.06
April 1, 2014 to June 30, 2014	$2.69	$1.45
July 1, 2014 to December 31, 2014	$1.77	$0.33
October 1, 2014 to December 31, 2014	$0.49	$0.17

As of April 12, 2016, the last day our common stock traded before the filing date of this report, the last sale price of our common stock as reported on the OTC Markets was $.50 per share. As of December 31, 2015 there are approximately115 record holders of our common stock.

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

During the three months ended March 31, 2015, the Company received proceeds of $10,000 from the issuance of two convertible promissory notes, and in April, 2015 received $7,500 from the issuance of one convertible promissory note.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity, the holders of the notes will receive any unpaid principal and accrued interest.   In total the note holders will also receive 105,000 shares of restricted common stock, which was valued at $88,200 and recorded as an expense.

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

In November, 2015 the Company issued 50,000 Shares of Common Stock to a non-affiliate as payment for a consulting agreement.

In November, 2015, the Company issued a total of 105,000 Shares of Common Stock to three non-affiliates as partial interests payments for short-term loans advanced to the Company.

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

OVERVIEW

Prior to our acquisition in October 2012 of the URL domain names and websites of bullsnbears.com, we were a “shell company” as that term is defined in Federal securities laws. We are now in the process of developing a financial networking portal to fill the gap we believe that currently exists between the financial community and investors. We expect that the financial social media network will provide information and business gathering place for investors, public and private companies, brokers, Securities and Exchange Commission attorneys and accounting firms, all in one location. We expect to generate revenue predominantly through advertising, subscription and e-commerce revenues.

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

As of December 31, 2015 we owe Mr. Palladino, our former Chief Executive Officer, approximately $680,574 for funds he has advanced us for working capital. We do not have sufficient funds to repay these obligations, which will likely make our ability to raise additional capital more difficult. If we are unable to raise the necessary capital in that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

GOING CONCERN

We have incurred net losses of ($2,536,225) since inception through December 31, 2015. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

We generated $22,610 in revenues during 2015, compared to $106,859 in 2014. While we reasonably expect to report an increase in our revenues in 2016 as a result of the continued implementation of our business plan, our company is still in its early stages of operations. Given the significant amount of competition we face and our limited access to working capital which hinders our ability to market our products and services, there are no assurances we will be able to report any material increase in revenues during 2016.

During 2015, our operating expenses decreased by approximately 32% from 2014 due to decreased business operations.

During 2015, our interest expense decreased significantly to $66,174 as compared to $184,994 in 2014, due to the conversion of $324,620 of Notes into Shares of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2015 we had a cash balance of $300 and a working capital deficit of ($1,194,014) as compared to cash on hand of $0 and a working capital deficit of $1,322,860 at December 31, 2014. Our total assets decreased by approximately 95% at December 31, 2015 as compared to December 31, 2014, mainly due to a $53,750, decrease in intangible assets due to a write-off of the value of our websites.  We have been dependent upon funds borrowed from both third parties as well as related parties to provide capital for our operations. Our current liabilities decreased to $1,194,314 for December 31, 2015 as compared to $1,323,453 at December 31, 2014

We do not have any external sources of working capital and have been materially dependent upon the sale of convertible promissory notes to third parties as well as advances and loans from Mr. Palladino, our former Chief Executive Officer and current Chairman of the Board. Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. As described earlier in this report, we need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we will be unable to continue to expand our business and operations and satisfy our obligations as they become due. In that event, our ability to continue as a going concern will be in jeopardy and investors in our company could lose their entire investment.

Cash Flows from Operating Activities

During the year ended December 31, 2015, the Company used ($55,029) of cash flow from operating activities compared with use of ($275,966) during the year ended December 31, 2014. The decrease in the use of cash flow from operating activities is mainly due to the decrease in overall operating expenses from 2014 due to decreased business operations.

Cash Flows from Investing Activity

During the year ended December 31, 2015, the Company’s capital purchases were $0, compared to $0 for the year ended December 31, 2014.

Cash Flows from Financing Activities

During the years ended December 31, 2015, and 2014, the Company received $17,500 and $210,000, respectively, in proceeds from the issuance of convertible notes payable.  Additionally, the Company received cash advances and expenses paid on its behalf by a related party totaling $45,127 and $63,062, respectively.

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

SUBSEQUENT EVENTS

On February 3, 2016, James Palladino resigned as a Director and Officer of the Company, and as a Director and Officer of BullsnBears Holdings, Inc., a wholly-owned subsidiary of the Company.

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Michael James Enterprises, Inc. (formerly: BullsnBears.com, Inc.)

Short Hills, NJ

We have audited the accompanying consolidated balance sheets of Michael James Enterprises, Inc. (formerly: BullsnBears.com, Inc.) and its subsidiary (collectively the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael James Enterprises, Inc. and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Michael James Enterprises, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company suffered losses from operations and has working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2016

MICHAEL JAMES ENTERPRISES, INC. (Formerly BullsnBears.com, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 300	$ -
Other current assets	-	593
Total Current Assets	300	593

Property and equipment, net	4,850	11,767
Intangible asset, net	-	83,750
TOTAL ASSETS	$ 5,150	$ 96,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	4,298	-
Accounts payable	39,051	33,676
Accounts payable – related party	444,400	375,799
Note payable – related party	214,458	180,927
Convertible notes payable - related party	21,716	21,716
Convertible notes payable	377,500	659,200
Accrued interest payable	67,938	39,643
Accrued interest payable - related party	24,953	12,492
Total Current Liabilities	1,194,314	1,323,453

Total Liabilities	1,194,314	1,323,453

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 4,000 shares issued or outstanding	1	1
Common stock; $0.0001 par value, 100,000,000 shares authorized, 12,958,270 and 12,228,650 shares issued and outstanding, respectively	1,296	1,223
Additional paid-in capital	1,345,764	882,313
Accumulated deficit	(2,536,225)	(2,110,880)
Total Stockholders' Equity (Deficit)	(1,189,164)	(1,227,343)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,150	$ 96,110

The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC. (Formerly BullsnBears.com, Inc.)
Consolidated Statements of Operations

	For the Year endedDecember 31,
	2015	2014

REVENUES	$ 22,610	$ 106,859

OPERATING EXPENSES
Cost of Sales	-	8,129
Depreciation and amortization expense	36,917	37,373
Intangible Impairment	53,750	-
General and administrative	308,410	541,518

Total Operating Expenses	399,077	587,020

OPERATING LOSS	(376,467)	(480,161)

OTHER INCOME (EXPENSE)
Gain on Conversion of Interest	17,296	17,137
Interest expense	(66,174)	(184,994)

Total Other Income (Expense)	(48,878)	(167,857)

NET LOSS	$ (425,345)	$ (648,018)

BASIC NET LOSS PER COMMON SHARE	$ (0.03)	$ (0.06)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,608,543	11,714,572

 The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC. (Formerly BullsnBears.com, Inc.)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2015 and 2014

					Additional	Accumulated	Total
					Paid-in	Deficit	Stockholders’
	Common Stock		Preferred Stock		Capital		Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance, December 31, 2013	11,680,000	1,168	-	-	218,458	(1,462,864)	(1,243,238)

Shares Issued - for note conversions	548,650	55			531,456	-	531,511
Issuance of Preferred Stock			4,000	1	4,999		5,000
							-
Beneficial Conversion feature					127,400	-	127,400
Net loss for the year ended December 31, 2014	-	-			-	(648,016)	(648,016)

Balance, December 31, 2014	12,228,650	1,223	4,000	1	882,313	(2,110,880)	(1,227,343)

Shares Issued - for note and interest conversions	574,620	57			329,767	-	329,824
Stock Issued for financing fee	105,000	11			88,189		88,200
Shares issued for Services	50,000	5			45,495		45,500
Net loss	-	-			-	(425,345)	(425,345)

Balance, December31, 2015	12,958,270	1,296	4,000	1	1,345,764	(2,536,225)	(1,189,164)

 The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(Formerly BullsnBears.com, Inc.
Consolidated Statements of Cash Flows

	For the Year endedDecember 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (425,345)	$ (648,016)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,917	37,373
Beneficial conversion feature	-	127,400
Gain on conversion of Interest	(17,296)	(17,139)
Shares issued for Services	45,500	0
Shares issued for financing fee	88,200	0
Intangible impairment	53,750	0

Changes in operating assets and liabilities
(Increase) in other assets	593	139
Increase in accounts payable and accrued liabilities	59,089	46,321
Increase in accounts payable and accrued liabilities - related party	103,563	177,956
Net Cash Used in Operating Activities	(55,029)	(275,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	4,298
Proceeds (payments) from convertible bridge notes payable	17,500	-
Proceeds (payments) from convertible notes payable, related party	-	210,000
Proceeds from notes payable, related party	45,127	63,062
Proceeds from issuance of Preferred stock		5,000
Payments on notes and convertible notes payable, related party	(11,596)	(2,925)
Net Cash Provided by Financing Activities	55,329	275,137

(DECREASE) INCREASE IN CASH	300	(829)

CASH AT BEGINNING OF PERIOD	-	829

CASH AT END OF PERIOD	$ 300	$ -

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ 20,500
Cash paid for Income Taxes	$ -	$ -

NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Convertible notes and interest - converted to common stock	$ 324,620	$ 548,650.00
Accounts Payable related party transferred to unrelated party and then converted to Common Stock	$ 22,500

The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.

(Formerly BullsnBears.com, Inc.)

                    Notes to the Consolidated Financial Statements

1. Organization and Significant Accounting Policies

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

Principles of Consolidation

The accompanying financial statements reflect the consolidation of the individual financial statements of Macheal James Enterprises, Inc. and BullsnBears Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Deferred tax assets:	728,430	588,975
Valuation allowance	(728,430)	(588,975)
Net deferred tax asset	$ -	$ -

The Company had net operating losses of approximately ($2,160,000) that expire in years through 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

Property and equipment and accumulated depreciation are as follows:

	December 31,
	2015	2014
Furniture and fixtures	$7,932	$7,932
Computer and office equipment	19,388	19,388
Less: Accumulated depreciation	(22,470)	(15,553)
Total fixed assets	$4,850	$11,767

Depreciation expense for the years ended December 31, 2015 and 2014 was $6,915 and $7,373, respectively.

NOTE 3 - INTANGIBLE ASSETS

During October 2012, the Company entered into an Asset Purchase Agreement and a Promissory Note (see Note 4) in the amount of $150,000 for the URL domain names and websites of the Company with a current officer and director of the Company, prior to joining the Company. The assets were capitalized and are being amortized over their estimated useful of 5 years. The website was placed into service during October 2012. Amortization expense for the years ended December 31, 2015 and 2014 was $30,000 and $30,000, respectively.  As of December 31, 2015, the Company impaired the remaining value of $53,750.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. No conversion rate has been established by the Board of Directors.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $6,010 and $4,707 at December 31, 2015 and December 31, 2014, respectively.

During the year ended December 31, 2014, the Company borrowed a total of $63,062 in unsecured short-term loans from an officer and director of the Company and repaid $2,925.  During the year ended December 31, 2015, the Company borrowed a total of $45,127 in unsecured short-term loans from an officer and director of the Company and repaid $11,596.  At December 31, 2015, $214,458 of the short-term loans was outstanding and are accruing interest at 6% per annum.

In April, 2015, an affiliate of the Company assigned an Account Payable balance in the principal amount of $22,500 to an unrelated party. The Note is due in June, 2015, and is convertible at the option of the holder into shares of Common Stock at market price. The note was converted in June of 2015 into 250,000 shares of common stock.

Consulting Expense

At December 31, 2015 and December 31, 2014, the Company owes an officer $444,400 and $375,799, respectively, for consulting expense which is included in accounts payable, related party. Consulting expenses year ended December 31, 2015 were $56,600.

Formation of New Subsidiary

On December 31, 2015, the Company formed a new wholly-owned corporation, BullsnBears Holdings, Inc., for the purpose of holding the Company’s intellectual property assets.

Revenue

During the year ended December 31, 2015, the Company’s revenue included $10,000 from a company controlled by James Farinella, the current President of the Company.  The transaction took place prior to Mr. Farinella’s appointment as an Officer and Director.

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

In February, 2015, we converted $90,620 of these notes ($84,200) and accrued interest ($6,420) into 90,620 shares of Common Stock.  The balance of the notes matured between January 2015 and March 2015 and are now presently due.   In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary.

In June 2015 the company converted an aggregate of $234,000 of note holder debt, $215,000 of principle and accrued interest of $19,000 into 234,000 shares.   For the same period the company realized a gain on interest of $12,160.

During the year ended December 31, 2015, we sold an additional $17,500 principal amount of short-term bridge notes.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity the notes become convertible at $0.20. In addition, the notes become convertible upon an equity financing transaction of at least $500,000.  At Maturity the note holders will also receive 105,000 shares of restricted common stock, which was valued at $88,200 and recorded as an expense.

Accrued interest on all outstanding non-related-party Notes was $67,938 at December 31, 2015.

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

For the year ended December 31, 2015, the Company issued 50,000 shares of Common Stock valued at $45,500 in exchanges for services rendered to the Company.

Common Stock Warrants

In December, 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants.  In October 2012, the Company agreed to reduce the exercise price of the outstanding warrants to $0.25 per share.   Pursuant to an extension approved by the Board of Directors in June, 2015, all Warrants are exercisable at any time prior to November 19, 2017.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2014 through 2015:

``	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2013	5,000,000	0.25	1.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2014	5,000,000	$0.25	0.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2015	5,000,000	$0.25	1.89

The aggregate intrinsic value of the above warrants as of December 31, 2015 and 2014 was $350,000 and $ 0 respectively, based on a quoted market price of the Company’s common stock of  $0.30 and $0.20 per share, respectively.

NOTE 7.  PREFERRED STOCK

The Company has authorized a total of 20,000,000 Shares of Preferred Stock, $.001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.  As of December 31, 2015, the Company had issued 4,000 Shares of Preferred Stock, designated as “Cumulative Preference ‘ A ’ ” , at a price of $1.25 per Share.     The Shares bear an annual coupon of 5%, and are convertible into Shares of Common Stock of the Company at any time commencing one (1) year from the date of issuance at a conversion price of $1.25 per Share

During the year ended December 31, 2014, we sold $5,000 principal amount of Series “A ” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

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

NOTE 8 - GOING CONCERN

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

The Company is currently trying to raise new debt or equity to continue developing and marketing the BullsnBear.com social media website. No conclusion can be drawn at this time about the commercial viability of the website and the Company has not generated any revenue from its operation. In order to support continued development of the website and concept, the Company plans on raising additional funding during 2016. If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

NOTE 9- SUBSEQUENT EVENTS

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2016 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions

James M. Farinella		President, CEO and Director
Ali Balaban		Director
Anthony Turnbull		Director

James M. Farinella.  Mr. Farinella has served as the President and CEO, and a Director, of the Company since November, 2015.  He is the Founder and owner of Integrated Capital Partners, Inc. (ICPI), a full service business consulting firm that engages in mergers and acquisitions, turnarounds, management team & business development and contract negotiations for early to mid-stage companies. Through ICPI, he has helped bring numerous products to market. He has introduced companies to investors in the U.S. & Western and Eastern Europe which have resulted in the cumulative raise of funds of more than $50,000,000.

Throughout his career, Mr. Farinella has launched several companies. Most recently, he was the co-founder of DMC Athletics and Rehabilitation, a physical therapy company. He took DMC from inception to a point of having three fully operational personal training and physical therapy centers. After eight years, he sold the successful chain to a third party. Mr. Farinella has a B.S. in Business Administration from Springfield College and a Juris Doctorate from Seton Hall School Of Law. He also studied International law in Italy at Universita Di Parma, Parma where he developed strong relationships in Western and Eastern Europe which led to the ability to help businesses to expand  and gain access to capital in overseas markets.

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

Anthony Turnbull . Mr. Turnbull has been a member of our board of directors since December 2012, and has ser. Mr. Turnbull holds an MBA and is a CPA with experience in financial management, manufacturing accounting, management reporting, payroll, and taxation. Since 2012 he has been the Chief Financial Officer of You Everywhere Now, LLC, a publishing firm, which also provides seminars and webinars on publishing. From 2007 through 2011 he was CFO of KOJO Worldwide a $52,000,000 upholstery and bedding manufacturing company selling to major hotels in the US and Mexico. From 2006 to 2007 he was CFO of Countryside Hospice Care, a hospice company with branches in Georgia and Alabama, and in from 2004 to 2005 he was CFO of Prolong Super Lubricants, an $8,000,000 manufacturing company. From 2001 to 2004 he was Vice President Finance of Molecular Imaging Corporation, a $21,000,000 molecular imaging service company serving more than 75 hospitals throughout the US. Prior to 2001 he served as CFO to Casa de lasCampanas, McCain Traffic Supply, Inc., Ride

Manufacturing, Inc. and Kuma Sport, Inc. He has also held accounting positions with Stauffer Chemicals, General Foods, Kraft Foods, Commonwealth Bank in Sydney, Australia and Midland Bank Limited in London, England.

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

James M. Farinella – Mr. Farinella’s extensive experience as a business consultant and as the founder of small companies were factors considered by the Board in making their recommendation.

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

Mr. Turnbull is considered an “audit committee financial expert ” within the meaning of Item 401(e) of Regulation S-K. In general, an “ audit committee financial expert ” is an individual member of the audit committee or Board of Directors who:

·

understands generally accepted accounting principles and financial statements,

·

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

·

understands internal controls over financial reporting, and

·

understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

In November, 2015, Mr. James M. Farinella assumed the position of Chief Executive Officer. The balance of our board is comprised of two independent directors, but we do not have a “lead” independent director. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities.

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

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

·

compliance with applicable laws and regulations,

·

handling of books and records,

·

public disclosure reporting,

·

insider trading,

·

discrimination and harassment,

·

health and safety,

·

conflicts of interest,

·

competition and fair dealing, and

·

protection of company assets.

We have previously filed a copy of our Code of Business Conduct and Ethics. A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 6586 West Atlantic Ave., Unit 103, Delray Beach, FL 33446.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. None of our directors were compensated for their services in 2015.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2015 and 2014 for:

·

our principal executive officer or other individual serving in a similar capacity,

·

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

·

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
James M. Palladino (1)	2014	0	0	0	0	0	0	00	00
	2015	0	0	0	0	0	0	192,000	192,000

———————

(1)

Mr. Palladino served as our Chief Executive Officer from June 2013 to November, 2015, and as a Director until February 3, 2016. All other compensation in 2015 and 2014 represents consulting fees paid to Mr. Palladino as compensation for his services to us.

(2)

How the executive’s compensation is determined

We are not a party to an employment agreement with Mr. Palladino, our former Chief Executive Officer. His compensation, which is paid in the form of a consulting fee, is determined by our board of directors of which he is a member. The Board considered a number of factors in determining Mr. Palladino’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Board did not consult with any experts or other third parties in fixing the amount of Mr. Palladino’s compensation. The amount of compensation payable to Mr. Palladino can be increased at any time upon the determination of the board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James M. Palladino	0	0	0	0	0	0	0	0	0

James M. Farinella	0	0	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 31, 2015, we had 12,958,270 shares of our common stock issued and outstanding which is our only class of voting securities.   The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015 by:

·

each person known by us to be the beneficial owner of more than 5% of our common stock;

·

each of our directors;

·

each of our named executive officers; and

·

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 784 Morris Turnpike, #334, Short Hills, NJ 07078.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
James M. Palladino (1)	9,325,000	71.9%
James M. Farinella	0
Ali Balaban	20,000	< 1%
Anthony Turnbull	0	—
All officers and directors as a group (three persons) (1)(2)	20,000	< 1%

———————

(1)

The number of shares beneficially owned by Mr. Palladino includes 100,000 shares owned by his spouse but excludes shares of our common stock issuable upon the conversion of an outstanding 10% senior convertible note in the principal amount of $21,716. See Item 13. Certain Relationships and Related Transactions, and Director Independence. While this note may be convertible into shares of our common stock, the conversion ratio has yet to be determined.

(2)

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

At December 31, 2015 and 2014 we owed Mr. Palladino $444,400 and $375,799, respectively, for consulting expense, representing compensation to him for his services to our company.

Director Independence

Messrs. Balaban and Turnbull are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our principal accountants during 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$24,500	$19,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$24,500	$19,500

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

PART IV

ITEM 15.

EXHIBITS.FINANCIAL STATEMENT SCHEDULES.

(a)(2)

Financial Statements. See the audited financial statements for the years ended December 31, 2015 and 2014 contained in Item 8 above.

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

MICHAEL JAMES ENTERPRISES, INC.

April 13, 2016	By:	/s/ James M. Farinella
James M. Farinella Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James M. Farinella his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2015, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ James M. Farinella	Chief Executive Officer, President, and Director	4/13/2016

Director

/s/ Ali Balaban  Director

4/14/2016

Ali Balaban

Director

/s/ Anthony Turnbull  Director

4/14/2016

Anthony Turnbull