Form 10-Q
period 2016-03-31
BullsNBears.com, Inc.
filed 2016-05-24
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

MICHAEL JAMES ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

(formerly BullsnBears.com, Inc.)

DELAWARE	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

784 Morris Turnpike #334 Short Hills New Jersey	07078
(Address of principal executive offices)	(Zip Code)

(908) – 204-0004
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2016, there were 12,958,270 shares of the registrant’ s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $619,500 in notes to non-related parties, a substantial portion of which are presently past due,

·

our ability to continue as a going concern,

·

the limited operating history of our business,

·

our inability to manage our growth,

·

potential infringement of first party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Michael James Enterprises, Inc..” the “ Company, ” "we", "us", "our" and similar terms refer to Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.), a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “first quarter of 2016” refers to the three months ended March 31, 2016, the “first quarter of 2015” refers to the three months ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$ 1,187	$ 300
Due from related party	200,000	-
Total Current Assets	201,187	300

Property and equipment, net	4,199	4,850
TOTAL ASSETS	$ 205,386	$ 5,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	-	4,298
Accounts payable and accrued expenses	170,787	39,051
Accounts payable – related party	444,400	444,400
Senior note payable – related party	236,734	214,458
Convertible notes payable - related party	21,716	21,716
Convertible notes payable – net of discount	399,515	377,500
Derivative liability	667,047	-
Accrued interest payable	79,917	67,938
Accrued interest payable - related party	28,524	24,953
Total Current Liabilities	2,048,640	1,194,314

Long-term Liabilities
Convertible notes payable, net	663
Total long-term liabilities	663	-

Total Liabilities	2,049,303	1,194,314

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 4,000 shares issued or outstanding	1	1
Common stock; $0.0001 par value, 100,000,000 shares authorized, 12,958,270 issued and outstanding, respectively	1,296	1,296
Additional paid-in capital	1,345,764	1,345,764
Accumulated deficit	(3,190,978)	(2,536,225)
Total Stockholders' Equity (Deficit)	(1,843,917)	(1,189,164)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 205,386	$ 5,150

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,
	2016	2015

REVENUES	$ -	$ 2,610

OPERATING EXPENSES
Depreciation and amortization expense	651	9,344
General and administrative	28,825	47,575

Total Operating Expenses	29,476	56,919

OPERATING LOSS	(29,476)	(54,309)

OTHER INCOME (EXPENSE)
Gain on conversion of interest	-	5,136
Loss on derivative liability	(502,047)	-
Interest expense	(123,231)	(17,657)

Total Other Income (Expense)	(625,278)	(12,521)

NET LOSS	$ (654,754)	$ (66,830)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.05)	$ (0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,958,270	12,267,035

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(Formerly BullsnBears.com, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months ended March 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (654,754)	$ (66,830)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651	9,344
Loss on derivative liability	502,047	-
Amortization of debt discount	22,678
Gain on conversion of Interest	-	(5,136)
Shares to be issued for financing fee	65,000	-
Changes in operating assets and liabilities
Decrease in Other assets
Increase in accounts payable and accrued liabilities	19,418	14,612
Increase in accounts payable and accrued liabilities - related party	3,571	40,136
Net Cash Used in Operating Activities	(41,389)	(7,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from convertible notes payable, net	220,000	10,000
Advances to related party	(200,000)
Proceeds (payments) from convertible notes payable, related party	-	2,015
Proceeds from notes payable, related party	22,276	-
Payments on notes and convertible notes payable, related party	-	(4,126)
Net Cash Provided by Financing Activities	42,276	7,889

INCREASE IN CASH	887	15
CASH AT BEGINNING OF PERIOD	300	-
CASH AT END OF PERIOD	$ 1,187	$ 15
Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -
NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Convertible notes and interest - converted to common stock	$ -	$ 84,484
Debt discount due to derivative liabilities and shares issued in connection with debt	$ 242,000	$ -

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.

(formerly BullsnBears.com, Inc.)
Notes to the Condensed Consolidated Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim condensed consolidated financial statements included herein have been prepared by Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

On December 31, 2015, the Company formed a new wholly-owned corporation, BullsnBears Holdings, Inc., for the purpose of holding the Company’s intellectual property assets.

The financial statements presented are those of Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) (the Company) (Formerly Spicy Gourmet Manufacturing, Inc.), a Delaware corporation. The Company was incorporated on December 30, 2010, under the laws of the State of Delaware. During November 2012, The Company changed its name from Spicy Gourmet Manufacturing, Inc. to BullsnBears.com, Inc. and changed its name to Michael James Enterprises, Inc.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2016, the Company has generated minimal revenues and has an accumulated deficit of ($3,190,978). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying financial statements reflect the consolidation of the individual financial statements of Michael James Enterprises, Inc. and BullsnBears Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2016 and 2015, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2016 and March 31, 2015 the Company had outstanding warrants to purchase 5,000,000 shares of common stock. The Company also had outstanding convertible note that could be converted into 535,716 shares and 650,716 shares. as of March 31, 2016 and 2015, respectively.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of the derivative liabilities have been valued using a Black Scholes valuation model.

Derivative Liabilities

Certain of the Company’s convertible notes payable described in Note 3 contain conversion features that qualify for embedded derivative classification. The Company accounts for the embedded derivative features in its convertible debentures in accordance FASB ASC 815-10-Derivatives and Hedging, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of the convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as a ”Loss on Derivative Liability” in other expense. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. The Company does not anticipate a material impact to our financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. For public business entities, ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU 2015-03 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted under certain circumstances.” The Company is currently assessing the impact of ASU 2016-01 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

Other relevant recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 31, 2012, the Company and a then officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. No conversion rate has been established by the Board of Directors.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $6,010 and $6,636 at December 31, 2015 and March 31, 2016 respectively.

From the year ended 2012 through the year ended December 31, 2015, the Company borrowed a total of $331,371 in unsecured short-term loans from a then officer and director of the Company and repaid a total of $116,913 with an interest rate of 6% per annum.  During the three months ended March 31, 2016 the Company borrowed an additional $22,276. The outstanding balance as of December 31, 2015 and March 31, 2016 was $214,458 and 236,736 with accrued interest of $18,943 and $21,888 respectively. The notes are due on demand.

Consulting Expense

As of March 31, 2016 and December 31, 2015, the Company owed a former officer $444,440 and $444,440, respectively, for consulting expense which is included in accounts payable, related party.

The Company advanced $220,000 to a related party during the first quarter of 2016. $20,000 was paid thus bringing the balance due from related party to $200,000 at March 31, 2016.

NOTE 3 - CONVERTIBLE PROMISSORY NOTES PAYABLE

As of December 31, 2015 the Company had a total of nine convertible notes payable with an outstanding balance of $377,500. The interest rates varied from 10% to 20% and conversion rates ranging from $.20 to $1.00. The notes may be converted at any time and are all in default.

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On March 23, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Vista Capital Investments, LLC. a non-affiliate.  The term is for two years, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

In connection with the note payable the Company is obligated to issue 200,000 that were valued at $120,000. Out of the full consideration $55,000 was recorded as debt discount and the remaining $65,000 was included in interest expense.

On March 24, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

Accrued interest on all outstanding non-related-party Notes was $79,917 at March 31, 2016 and $67,938 as for December 31, 2015.

Debt Discount
Balance as of December 31, 2015	$ -
Initial recognition of debt discount for derivative liability and share issuance	242,000
Amortization of Debt Discount	(22,678)
Debt discount Balance as of March 31, 2016	$ 219,322

Balance of 2015 and Prior notes payable at December 31, 2015	$ 377,500
Notes Payable recorded in 2016	242,000
Total Notes payable at March 31, 2016	619,500
Debt discount	(219,322)
Notes Payable, net	400,178

NOTE 4 – DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

Price protection clauses of the conversion features of the 2016 convertible notes (see Note 3) triggered derivative accounting under GAAP.

During the three months ending March 31, 2016, the company issued three convertible promissory notes totaling $242,000.

The following table represents the Company’s derivative liability and debt discount activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2015	$ -
Initial recognition of additional derivative liability	875,784
Change in the fair value	(208,737)
Balance as of March 31, 2016	$ 667,047

During the three months ended March 31, 2016 and 2015, the aggregate gain/loss on the derivative liability was $502,047 and $0 respectively, consisting of initial derivative expense and the change in the fair value of the derivative.

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock Warrants

In December, 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants. Pursuant to an extension approved by the Board of Directors in June, 2015, all Warrants are exercisable at any time prior to November 19, 2017.

The following table summarizes the outstanding warrants and associated activity for the three months ended March 31, 2016:

	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2015	5,000,000	$0.25	1.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, March 31, 2016	5,000,000	$0.25	1.64

NOTE 6 – COMMITMENTS AND CONTINGENCIES

A lawsuit was filed against the Company on November 13, 2014, in the First Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000.  The Company believes that this claim is without merit and is vigorously defending this action.

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

ITEM 2.

MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management’ s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2016	December 31, 2015
Current Assets	$ 201,187	$ 300
Current Liabilities	2,048,640	1,194,314
Working Capital Deficit	(1,847,453)	(1,194,014)

Cash Flows

Three months ended
March 31,
	2016	2015

Cash Flows Used in Operating Activities	(41,389)	(7,874)
Cash Flows Provided by Financing Activities	42,276	7,889
Net Increase in Cash During Period	887	15

Balance Sheet

At March 31, 2016, the Company had total assets of $205,386 compared with total assets of $5,150 as at December 31, 2015.

The Company had total liabilities of $2,049,303 at March 31, 2016 compared with $1,194,314 at December 31, 2015. The increase was due to the issuance of convertible notes

Income Statement

Revenues

Revenue decreased by $2,610 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The Company had minimal revenues during both periods.

Operating Expenses

During the three months ended March 31, 2016, the Company incurred operating expenses totaling $29,476 compared with $56,919 for the three months ended March 31, 2015.

Total Other Income (Expense)

During the three months ended March 31, 2016 the company recorded a loss on derivative liability of (502,047).

Interest expense increased to $123,229 for the three months ended March 31, 2016 compared to $17,657 for the three months ended March 31, 2015 mainly due to the financing fees incurred on the convertible notes.

Net Loss

During the three months ended March 31, 2016, the Company realized net loss of ($654,754) compared with a net loss of ($66,830) for the three months ended March 31, 2015.  The increase in net loss was primarily due to a loss on derivative liability of $502,047.

Liquidity and Capital Resources

As of March 31, 2016, the Company had a cash balance of $1,187 and a working capital deficit of $1,847,453, compared with a cash balance of $300 and working capital deficit of $1,194,014 at December 31, 2015.

We do not have sufficient capital to pay our operating expenses.  In addition, as of March 31, 2016, there was $360,000 of notes which have matured and have not converted into common shares. In addition, there are an additional $17,500 principal amount of Bridge notes with a default interest rate of 20% which mature during the next 12 months and $242,000 in convertible notes which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the three months ended March 31, 2016, the Company used ($41,389) of cash from operating activities compared with use of ($7,874) of cash flow during the three months ended March 31, 2015.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, the Company received $220,000 of which $200,000 was advanced to a related party, in addition we received $22,276 in advances from a related party for a net of $42,276 of cash flow from financing activities compared to $7,889 of cash flow from financing activities during the three months ended March 31, 2015.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act” ) and are not required to provide the information under this item.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

A lawsuit was filed against the Company on November 13, 2014, in the First Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000.  The Company believes that this claim is without merit and is vigorously defending this action.

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

ITEM 2.

As of December 31, 2015 the company had a total of nine convertible notes payable with an outstanding balance of $377,500. The interest rates varied from 10% to 20% and a conversion rates ranging from $.20 to $1.00. The accrued interest as of March 31, 2016 and December 31, 2015 was $79,917 and $67,938 respectively . The notes may be converted at any time and are all in default.

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On March 23, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Vista Capital Investments, LLC. a non-affiliate.  The term is for two years, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On March 24, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

Accrued interest on all outstanding non-related-party Notes was $79,917 at March 31, 2016 and $67,938 as for December 31, 2015.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’ s operations.

ITEM 5.

OTHER INFORMATION.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. No conversion rate has been established by the Board of Directors.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $6,010 and $6,636 at December 31, 2015 and March 31, 2016 respectively.

From the year ended 2012 through the year ended December 31, 2015, the Company borrowed a total of $331,371 in unsecured short-term loans from an officer and director of the Company and repaid a total of $116,913.  During the three months ended March 31, 2016 the Company borrowed an additional $22,276. The outstanding balance as of December 31, 2015 and March 31, 2016 was $214,458 and 236,734 with accrued interest of $18,943 and $21,888 respectively.

As of March 31, 2016 and December 31, 2015, the Company owed a former officer $444,440 and $444,440, respectively, for consulting expense which is included in accounts payable, related party.

The company advanced $220,000 to a related party of the company during the first quarter of 2016. $20,000 was repaid thus bringing the balance due from related party to $200,000 at March 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of May, 2016.

MICHAEL JAMES ENTERPRISES, INC. (formerly BullsnBears.com, Inc.)
(the “ Registrant ” )

BY:	/s/ James Farinella
James Farinella, Chief Executive Officer, Chief Financial Officer