Form 10-Q
period 2016-09-30
BullsNBears.com, Inc.
filed 2016-12-01
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 21, 2016, there were 21,309,603 shares of the registrant’ s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•

need for additional capital, including our ability to repay $604,500 in notes to non-related parties, a substantial portion of which are presently past due,

•

our ability to continue as a going concern,

•

the limited operating history of our business,

•

our inability to manage our growth,

•

potential infringement of first party intellectual property rights,

•

our ability to effectively compete,

•

our ability to timely and effectively scale our technology,

•

the limited trading market for our common stock which is quoted on the OTC Markets,

•

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•

the application of penny stock rules to trading in our common stock, and

•

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Michael James Enterprises, Inc..” the “ Company, ” "we", "us", "our" and similar terms refer to Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.), a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “third quarter of 2016” refers to the three months ended September 30, 2016, the “third quarter of 2015” refers to the three months ended September 30, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$ 40	$ 300
Due from related party	200,000	-
Total Current Assets	200,040	300

Property and equipment, net	2,897	4,850
TOTAL ASSETS	$ 202,937	$ 5,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	-	4,298
Accounts payable and accrued expenses	292,579	39,051
Accounts payable – related party	444,400	444,400
Note payable – related party	238,957	214,458
Convertible notes payable - related party	21,716	21,716
Convertible notes payable	505,846	377,500
Derivative Liability (net)	342,574	-
Accrued interest payable	111,768	67,938
Accrued interest payable - related party	36,584	24,953
Total Current Liabilities	1,994,424	1,194,314

Long-term Liabilities
Convertible notes payable, net	-
Total long-term liabilities	-	-
Total Liabilities	1,994,424	1,194,314

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 4,000 shares issued or outstanding	1	1
Common stock; $0.0001 par value, 100,000,000 shares authorized, 21,309,603 and 12,958,270issued and outstanding, respectively	2,131	1,296
Additional paid-in capital	2,552,970	1,345,764
Accumulated deficit	(4,346,589)	(2,536,225)
Total Stockholders' Equity (Deficit)	(1,791,487)	(1,189,164)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 202,937	$ 5,150

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

REVENUES	$ -	$ 10,000	$ -	$ 22,610

OPERATING EXPENSES
Cost of Sales	-	-	-	-
Depreciation and amortization expense	651	9,347	1,953	28,035
Shares to be issued for financing fee	-	-	-	-
Shares issued for Consulting	808,340	-	1,133,040	-
General and administrative	91,917	34,724	214,630	129,767

Total Operating Expenses	900,908	44,071	1,349,623	157,802

OPERATING LOSS	(900,908)	(34,071)	(1,349,623)	(135,192)

OTHER INCOME (EXPENSE)
Gain on conversion of interest	-	-	-	17,296
Gain (loss) on derivative liability	148,762		(177,574)
Interest expense	(80,136)	(1,906)	(283,809)	(31,828)

Total Other Income (Expense)	68,626	(1,906)	(461,383)	(14,532)

NET LOSS	$ (832,282)	$ (35,977)	$ (1,811,006)	$ (149,724)

BASIC NET LOSS PER COMMON SHARE	$ (0.04)	$ (0.00)	$ (0.12)	$ (0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,851,502	12,803,370	15,027,530	12,525,435

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(Formerly BullsnBears.com, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,811,006)	$ (149,724)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,953	28,035
Loss on derivative liability	177,574	-
Amortization of debt discount	124,780
Gain on conversion of Interest	-	(17,296)
Shares to be issued for financing fee	-	-
Shares issued for consulting	1,133,040
Changes in operating assets and liabilities
Increase in other assets		(3)
Increase in accounts payable and accrued liabilities	293,060	42,019
Increase in accounts payable and accrued liabilities - related party	36,130	68,400
Net Cash Used in Operating Activities	(44,469)	(28,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from convertible bridge notes payable	220,000	17,500
Proceeds (payments) from convertible notes payable, related party	(200,000)	22,934
Proceeds from notes payable, related party	24,209	-
Payments on notes and convertible notes payable, related party	-	(9,446)
Net Cash Provided by Financing Activities	44,209	30,988

INCREASE IN CASH	(260)	2,419

CASH AT BEGINNING OF PERIOD	300	-

CASH AT END OF PERIOD	$ 40	$ 2,419

Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -

NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Accounts payable related party - transferred to accounts payable and converted to common stock	$ -	$ 22,500
Convertible notes and interest - converted to common stock	$ 15,000	$ 324,620

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through September 30, 2016, the Company has generated minimal revenues and has an accumulated deficit of $4,346,589 The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying financial statements reflect the consolidation of the individual financial statements of Michael James Enterprises, Inc. and BullsnBears Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of September 30, 2016 and 2015, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of September 30, 2016 and September 30, 2015 the Company had outstanding warrants to purchase 5,000,000 shares of common stock. The Company also had outstanding convertible notes that could be converted into additional shares.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 31, 2012, the Company and a then officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. No conversion rate has been established by the Board of Directors.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company

From the year ended 2012 through the year ended December 31, 2015, the Company borrowed a total of $331,371 in unsecured short-term loans from a then officer and director of the Company and repaid a total of $116,913 with an interest rate of 6% per annum.  During the three months ended September 30, 2016 the Company borrowed an additional $22,276. The outstanding balance as of December 31, 2015 and September 30, 2016 was $214,458 and 236,736 respectively. The notes are due on demand.

Consulting Expense

As of September 30, 2016 and December 31, 2015, the Company owed a former officer $444,440 and $444,440, respectively, for consulting expense which is included in accounts payable, related party.

The Company advanced $220,000 to a related party during the first quarter of 2016. $20,000 was paid thus bringing the balance due from related party to $200,000 at September 30, 2016.

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

On August 4, 2016 $15,000 of this note was converted at $.05 for 333,333 shares of common stock.

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

Accrued interest on all outstanding non-related-party Notes was $79,917 at September 30, 2016 and $67,938 as for December 31, 2015.

Debt Discount
Balance as of December 31, 2015	$ -
Initial recognition of additional derivative liability	242,000
Amortization of Debt Discount	(143,346)
Balance September 30, 2016	$ 98,654

Balance of 2015 and Prior notes payable at December 31, 2015	$ 377,500
Notes Payable recorded in 2016	242,000
Notes Converted in 2016	(15,000)
Total Notes payable at September 30, 2016	604,500
Debt discount	(98,654)
Notes Payable, net	$ 505,846

NOTE 4 – DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

Price protection clauses of the conversion features of the 2016 convertible notes (see Note 3) triggered derivative accounting under GAAP.

During the three months ending September 30, 2016, the company issued three convertible promissory notes totaling $242,000.

Derivative Liability
Balance as of December 31, 2015	$ -
Initial recognition of additional derivative liability	667,046
Change in derivative liability	(324,472)
Balance September 30, 2016	$ 342,574

The following table represents the Company’s derivative liability and debt discount activity for the embedded conversion features discussed above:

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock Warrants

In December, 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants. Pursuant to an extension approved by the Board of Directors in September 2015, all Warrants are exercisable at any time prior to November 19, 2017.

On August 4, 2016 the company issued 6,218,000 at $.13 for consulting services.

On August 4, 2016 $15,000 of the note dated February 4, 2016 was converted at $.05 for 333,333 shares of common stock. In addition 100,000 were issued to the holder of this note for a financing fee on this note.

The following table summarizes the outstanding warrants and associated activity for the three months ended September 30, 2016:

	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2015	5,000,000	$0.25	1.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, September 30, 2016	5,000,000	$0.25	1.14

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

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Consolidated Condensed Balance Sheets
(Unaudited)

	Unaudited
	September 30, 2016	December 31, 2015
Current Assets	$ 200,040	$ 300
Current Liabilities	1,994,424	1,194,314
Working Capital Deficit	(1,794,384)	(1,194,014)

Cashflow

MICHAEL JAMES ENTERPRISES, INC.
(Formerly BullsnBears.com, Inc.)
Consolidated Condensed Statements of Cash Flows
(Unaudited)
for the none months ended
September 30,

	2016	2015
Net Cash Used in Operating Activities	$ (44,469)	$ (28,569)
Net Cash Provided by Financing Activities	44,209	30,988
INCREASE IN CASH	(260)	2,419
CASH AT END OF PERIOD	$ 40	$ 2,419

Balance Sheet

At September 30, 2016, the Company had total assets of $202,937 compared with total assets of $5,150 as at December 31, 2015.

The Company had total liabilities of $1,994,424 at September 30, 2016 compared with $1,194,314 at December 31, 2015. The increase was due to the issuance of convertible notes

Income Statement

Revenues

Revenue decreased by $10,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The Company had minimal revenues during both periods.

Revenue decreased by $22,610 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The Company had minimal revenues during both periods.

Operating Expenses

During the three months ended September 30, 2016, the Company incurred operating expenses totaling $900,908 compared with $44,071 for the three months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company incurred operating expenses totaling $1,349,623 compared with $157,802 for the nine months ended September 30, 2015.

Total Other Income (Expense)

During the three months ended September 30, 2016 the company recorded a Gain on derivative liability of $148,762.

During the nine months ended September 30, 2016 the company recorded a loss on derivative liability of $177,574.

Interest expense increased to $80,136 for the three months ended September 30, 2016 compared to $1,906 for the three months ended September 30, 2015 mainly due to the financing fees incurred on the convertible notes.

Interest expense increased to $283,809 for the nine months ended September 30, 2016 compared to $31,828 for the nine months ended September 30, 2015 mainly due to the financing fees incurred on the convertible notes.

Net Loss

During the three months ended September 30, 2016, the Company realized net loss of ($832,282) compared with a net loss of ($35,977) for the three months ended September 30, 2015.  The increase in net loss was primarily due to the shares issued for consulting of $808,340.

During the nine months ended September 30, 2016, the Company realized net loss of ($1,811,006) compared with a net loss of ($149,724) for the nine months ended September 30, 2015.  The increase in net loss was primarily due to the shares issued for consulting and financing fees of $1,133,040

Liquidity and Capital Resources

As of September 30, 2016, the Company had a bank balance of $40 and a working capital deficit of $1,794,384 compared with a cash balance of $300 and working capital deficit of $1,194,014 at December 31, 2015.

We do not have sufficient capital to pay our operating expenses.  In addition, as of September 30, 2016, there was $360,000 of notes, which have matured and have not converted into common shares. In addition, there are an additional $17,500 principal amount of Bridge notes with a default interest rate of 20% which mature during the next 12 months and $242,000 in convertible notes which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, the Company used ($44,469) of cash from operating activities compared with use of ($28,569) of cash flow during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, the Company received $220,000 of which $200,000 was advanced to a related party, in addition we received $24,209 in advances from a related party for a net of $44,209 of cash flow from financing activities compared to $30,988 of cash flow from financing activities during the nine months ended September 30, 2015.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 2.

As of December 31, 2015 the company had a total of nine convertible notes payable with an outstanding balance of $377,500. The interest rates varied from 10% to 20% and a conversion rates ranging from $.20 to $1.00. The accrued interest as of September 30, 2016 and December 31, 2015 was $95,843 and $67,938 respectively. The notes may be converted at any time and are all in default.

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

Accrued interest on all outstanding non-related-party Notes was $111,768 at September 30, 2016 and $67,938 as for December 31, 2015.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’ s operations.

ITEM 5.

OTHER INFORMATION.

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. No conversion rate has been established by the Board of Directors.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $6,010 and $6,662 at December 31, 2015 and September 30, 2016 respectively.

From the year ended 2012 through the year ended December 31, 2015, the Company borrowed a total of $331,371 in unsecured short-term loans from an officer and director of the Company and repaid a total of $116,913.  During the nine months ended September 30, 2016 the Company borrowed an additional $24,209 The outstanding balance as of December 31, 2015 and September 30, 2016 was $214,458 and 238,667 with accrued interest of $18,943 and $25,434 respectively.

As of September 30, 2016 and December 31, 2015, the Company owed a former officer $444,440 and $444,440, respectively, for consulting expense which is included in accounts payable, related party.

The company advanced $220,000 to a related party of the company during the first quarter of 2016. $20,000 was repaid thus bringing the balance due from related party to $200,000 at September 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of December 2016.

MICHAEL JAMES ENTERPRISES, INC. (formerly BullsnBears.com, Inc.)
(the “ Registrant ” )

BY:	/s/ James Farinella
James Farinella, Chief Executive Officer, Chief Financial Officer