Form 10-Q/A
period 2016-09-30
BullsNBears.com, Inc.
filed 2016-12-02
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The financial statements presented are those of Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) (the Company) (formerly Spicy Gourmet Manufacturing, Inc.), a Delaware corporation. The Company was incorporated on December 30, 2010, under the laws of the State of Delaware. During November 2012, The Company changed its name from Spicy Gourmet Manufacturing, Inc. to BullsnBears.com, Inc. and subsequently changed its name to Michael James Enterprises, Inc.

On August 4, 2016 the Company entered into an Asset Purchase Agreement with RP Capital, Ltd. acquiring all its rights in and to a sleep apnea therapeutic treatment developed by RP Capital, Ltd., including the pre-clinical study conducted in the spring of 2016.  Additionally, the Company has developed the Volputas line of products, all of which will be sold over the counter (OTC), ranging from sleep aides to other aroma therapy products, with the first product, Luna, garnering its first sales of more than 50 units. The Company is also preparing to launch its Volputas female sexual arousal enhancer product in the first quarter of 2017.  Michael James Enterprises, Inc. has engaged brand ambassador Dr. Kristina Kincaid who will play an integral role in the role out of the Voluptas line of products. The Company has already received more than 10 testimonials for the Volputas product and believes there is very strong science to support the Volputas product.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of December 2016.

MICHAEL JAMES ENTERPRISES, INC. (formerly BullsnBears.com, Inc.)
(the “ Registrant ” )

BY:	/s/ James Farinella
James Farinella, Chief Executive Officer, Chief Financial Officer