Form 10-K
period 2016-12-31
BullsNBears.com, Inc.
filed 2017-06-08
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-54616

MICHAEL JAMES ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

(Formerly BullsnBears.com, Inc.)

Delaware	45-2288672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

          760 Route 10 West, Suite 203

         Whippany, New Jersey    07981

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ¨   No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $ 1,760,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 8, 2017, the registrant had 23,463,946 shares of common stock outstanding, 3,790,000 Preferred A shares and 130,000 preferred C shares.

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

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $345,210 in notes to non-related parties, all of which if not paid off will convert into common stock over time causing dilution to all shareholders.,

·

our ability to continue as a going concern,

·

our inability to manage our growth,

·

potential infringement of third party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the status of an action pending in the Office of Financial Regulation of the State of Florida,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

We maintain our web site at www.mjbiotech.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to Michael James Enterprises, Inc., a Delaware corporation formerly known as BullsnBears.com, Inc. In addition, “2016” refers to the year ending December 31, 2016, “2015” refers to the year ended December 31, 2015 and “2014” refers to the year ended December 31, 2014.

 PART I

Item 1.   BUSINESS OVERVIEW.

We are a Company focused on developing intellectual property, contracting out the manufacturing of the products covered by the intellectual property and bringing to market these products through direct to consumer sales utilizing digital media, infomercials as well as distribution through third party vendors and retail outlets. Our first product LUNA is an alchemy of essential oils and peptide. The Company has begun to generate limited sales of LUNA at $20 per unit selling approximately 70 10 milliliter bottles. Currently the main product the Company is working toward manufacturing and developing a market for is VOLUPTAS, a female sexual arousal enhancer. A provisional patent for VOLUPTAS has been filed and the Company is currently engaged with a manufacturer in Texas to create 3D molds and will take the product through all of the necessary stability tests required over the next approximately 6 months in preparation to bring this product to market. Final pricing for the VOLUPTAS has not been decided upon but expects to be priced in the $39.95 range. The Company is also looking to partner with third party companies to collaborate with them on marking and distributing private label products under the MJTV brand.

Our goal is to create a well known brand and distribution network that will not only serve as a viable sales and distribution channel for the Company’s products but also for third party vendors and their products. The Company’s is focused on its catch phrase “Beauty Backed By Science”. Meaning, science backed products that enhance the inner beauty as well as the outer beauty of all people with an emphasis on women. The Company has also launched a new marketing campaign with a new logo in the shape of a woman with words written inside of the woman describing “what is a beautiful woman. We call this woman “BEAUTY”.

Acquisition of RP Capital In Place Of The Proposed Acquisition of Michael James Enterprises, Inc. [Nevada]

On August 4, 2016, the company’s Board of Directors approved an asset purchase agreement with RP Capital Group, Ltd. to acquire all rights and title to the studies and intellectual property to a dranabinol based treatment for sleep apnea in place of the acquisition of Michael James Enterprises, Inc. Nevada. Prior to that, effective December 11, 2015, the Company filed an Amendment to the Company’s Articles of Incorporation changing the Company’s name to “Michael James Enterprises Inc.” and filed with FINRA for a new stock ticker symbol “MJTV”. Since August of 2016 the Company created the alchemy of essential oils called LUNA to help a person relax and hopefully achieve better sleep. Additionally, the company’s CEO, James M. Farinella, designed a creative non invasive delivery system for an active ingredient which was assigned to the company by the CEO. This product VOLUPTAS, now patent pending with a filing for a trademark on the Name VOLUPTAS.

Spin-off of Our Subsidiary BullsnBears Holdings, Inc.

As contractually agreed to, the Company's wholly-owned subsidiary, BullsnBears, Inc. was spun off in its entirety including all of the assets and liabilities of the subsidiary including certain liabilities of the parent company that were incurred by the previous management including BullsnBears Holdings, Inc. Intellectual Property assets including its websites, URL’s, and proprietary software, through a share dividend to MJTV shareholders of record as of the close of business on December 28, 2016, with one share of BullsnBears Holdings, Inc.  Common Stock distributed for each one share of MJTV Common Stock owned as of the record date.  Distribution of the shares took place on December 28, 2016

Capital Needs

Our ability to implement this business model, develop and launch a comprehensive website and market our products and services is dependent upon our ability to raise sufficient capital. As described later in this report, we have determined we need to raise approximately $2,500,000 for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for IT development, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $345,000 convertible promissory notes during 2016, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

Competition

Most of our competitors are well-established networks and have substantially greater financial resources than we have. However these large companies are Bio Pharmaceutical companies with two such companies, Palatin Technologies and AMAG Pharmaceutical partnering on a female sexual dysfunction product that has completed phase 3 trials. These two companies expect to go through FDA approval process to bring their product to market as an FDA approved drug and will begin the FDA process in the middle to end of 2018. It usually takes about 2 years to get through the FDA approval process without certainty of getting final approval. MJTV will be bringing VOLUPTAS to the market as an over the counter product and will not be making any specific medical claims. Additionally, their delivery method is an auto-inject EPI Pen into the woman’s stomach. Our delivery method is a non-invasive squirt sublingual (under the tongue).  We feel strongly that we will be to market before Palatin and AMAG and our delivery method will be widely accepted compared to an injection into the stomach.  Other competitors include sex dust (tree bark powder) that has been considered not effective with side effects like upset stomach and vomiting.  ADI is also on the market as an FDA approved female sexual dysfunction drug but is also not considered very effective which has led to very limited sales. There is also an established market for essential oils making entry of LUNA and other soon to be developed essential oil mixtures difficult for MJTV to penetrate and gain market share in this essential oil segment There are no assurances, however, we will ever effectively compete in our target market.

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

Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers' computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not expect to rely on spyware for any purpose, and it will not be part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our product offerings. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. We expect that all downloadable software that we will distribute will require an express consent of the consumer and will provide consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services.

Intellectual property

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success will depend on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We expect to also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our product formulations and other proprietary information.

Employees

As of December 31, 2016, we have 2 full time employees, and Company operations are being conducted at our corporate offices in Whippany, New Jersey.  The Company has also engaged the services of a Brand Ambassador to help brand and market MJTV’s two current products as well as new product offerings to be added in the future.

Our history

We were organized under the laws of the State of Delaware on December 30, 2010 under the name Spicy Gourmet International, Inc. as part of the implementation of the Chapter 11 plan of reorganization of Spicy Gourmet Organics, Inc. ("SGO"), a California corporation. SGO was incorporated in the State of California in 2006 and was formed to import specialty, organic spices from South Asia and sell them in the United States. SGO was undercapitalized and sales of its spice products were slow to develop, possibly due to the recession in the 2007-2008 time period. As a result, SGO lacked sufficient cash flow to meet its current obligations and on October 1, 2010 SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California. SGO's plan of reorganization was confirmed by the Court on November 19, 2010.

The plan of reorganization provided for the acquisition by SGO of a new, unrelated, retail business and the spin-off of all of the various elements of SGO's spice business to four different entities. The plan of reorganization called for the spin-off of SGO's manufacturing business to our company, the incorporation of our company, and the distribution of shares of our common stock to the bankruptcy creditors. The plan required us to issue 1,180,000 shares of our common stock and distribute these to SGO's general unsecured creditors, to its administrative creditors, and to its shareholders. The shares were distributed pursuant to Section 1145 of the U.S. Bankruptcy Code.

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

On October 20, 2012, we acquired from James M. Palladino, then an unrelated third party, the URL domain name and websites of bullsnbears.com for $150,000. Following this asset purchase we were no longer considered a “shell company.” On October 23, 2012, our former officers and directors resigned and certain of the then officers and directors were appointed, with the balance of our directors being newly appointed in December 2012.

In November 2012 we changed our name to BullsnBears.com, Inc. Effective December 11, 2015, we changed our name to Michael James Enterprises, Inc., and entered into an Agreement for Plan of Merger and Reorganization between the Company and Michael James Enterprises, Inc., a Nevada corporation.  On August 4, 2016, the Company changed its direction and decided to acquire RP Capital Group, Ltd. and all of its intellectual property associated with a Dronabinol based treatment for sleep apnea. Additionally, the Company decided to develop and bring to market a female sexual arousal enhancer – VOLUPTAS. Trademark and patents were filed and the Company is currently in the process of securing $2,500,000 of funding to manufacture and bring to market this product. There is no guarantee these funds will be raised.

The Company's wholly-owned subsidiary, BullsnBears Holdings, Inc., was spun off spun-off on December 28, 2016 through a share dividend to BNBI shareholders of record as of the close of business on December 28, 2016, with one share of BullsnBears Holdings Common Stock distributed for each one share of MJTV Common Stock owned as of the record date. Distribution of the shares is the responsibility of Bullsn Bears Holdings, Inc. and will take place upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses through the end of 2017 and the beginning part of 2018. In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however, those assets have generated minimal revenues to date. We reported revenues of $1,517 in 2013, and our net loss was ($1,104,250). We reported revenues of $106,859 in 2014, and our net loss was ($648,016).   Our revenues for the year ended December 31, 2015 were $22,610, and our net loss was ($425,345).  Our revenues for the year ended December 31, 2016 were $1,000 and our net loss was ($2,144,797). At December 31, 2016 we had a working capital deficit of ($27,767) and an accumulated deficit of ($4,681,022). There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. If we should be unable to continue as a going concern, you could lose all of your investment in our company. Are these number correct?

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan. As described elsewhere herein, we will need to raise approximately $2,500,000 of additional capital. Our working capital is not sufficient to fund our operations. We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the current uncertainties in the capital markets. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2016 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model. If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy. In such event, we may not be able to continue as a going concern.

We have $345,210 principal amount outstanding convertible notes payable to non-related parties, a substantial portion of which if not paid off will convert into common stock over time causing dilution to all shareholders.,

.

We have a number of outstanding and currently past due convertible promissory notes.  If these lenders choose to convert their debt into equity as a result of a conversion of all or a portion of such notes into the common stock of the Company, substantial dilution will result to all the stockholders at the time of conversion.  If the Company does not have the funds to repay the notes, the Company will be unable to protect any of its shareholders against this dilution.

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

create working molds for VOLUPTAS without defects and be able to scale up production to meet expected demand for the product

·

responsibly use the data that our customers share with us to provide solutions that make our customers’ lives more pleasurable and productive;

·

generate any significant revenues from the products we provide;

·

earn and preserve our customers’ trust with respect to their information;

·

process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

·

successfully compete with other companies that are currently in, or may in the future enter, the female sexual arousal market;

·

hire, integrate and retain qualified management and employees; and

·

successfully expand our business.

If we fail to address the needs of our target market, our ability to fully implement our business model will be in jeopardy. There are no assurances we will be successful in the further implementation of our business model. You should consider our business and prospects in light of the risks and difficulties we encounter as we seek to further expand our operations.

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

Our current and future product offerings may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of copyright and trademark infringement claims. While we believe that we have defenses to these types of claims under appropriate trademark laws, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of management's time and attention.

There are no assurances we will ever effectively compete in our target market.

Competitors may develop or offer products that provide significant performance, price or other advantages over the products offered by us. Most of our competitors are larger and better capitalized than we are. We may not have the financial resources, marketing, nor support capabilities to compete successfully. If we fail to gain market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our website is accessible within an acceptable load time.

A key element to our growth strategy is the ability to create a viable website for the sale of our products and to effectively develop members, users (whom we define as anyone who visits our website, regardless of whether or not they are a member), consumers in all geographies to access our website within acceptable load times. We call this “website performance” due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our products gain market share causing dramatic user traffic increases. If our website is unavailable when users attempt to access it or does not load as quickly as they expect, and may not return to our website as often in the future, or at all causing a serious drop in sales of our products including our primary product VOLUPTAS.. Subject to the availability of sufficient capital, we expect to make significant investments to maintain and improve website performance and to enable rapid releases of new interactive blogs, services and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Risks Related to Our Common Stock

Action from Office of Financial Regulation State of Florida (“OFR”).

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing offer has rendered a recommendation that the Company should be fined in the amount of $980,000.  The Company had previously had settlement discussions for a small fraction of that amount and the Company is presently conducting mitigating discussions with the OFR.  To date no Order or Judgment has been entered and the Company is exploring its appeal remedies in the event a substantial adverse ruling is rendered.

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

At December 31, 2016 we had 22,315,946 shares of common stock outstanding together with outstanding warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.25 per share, and the majority of our outstanding shares of common stock are "restricted securities" and the ability to freely resell those shares is limited by Federal securities laws. Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or conversion of the convertible notes, the number of our outstanding common stock will increase by almost NEED A NEW NUMBER FOR THIS%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate offices are located at 760 Route 10 West, Suite 203, Whippany, New Jersey 07981, which are rented on a month-to-month basis.   We believe that our current space and arrangement is adequate to meet our current needs and the needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing offer has rendered a recommendation that the Company should be fined in the amount of $980,000.  The Company had previously had settlement discussions for a small fraction of that amount and and the Company is presently conducting mitigating discussions with the OFR.  To date no Order or Judgment has been entered and the Company is exploring its appeal remedies in the event a substantial adverse ruling is rendered.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable for our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

From October 2, 2012 to April 2016 our shares of common stock were quoted on the OTC Pink Sheet Tier of the OTC Markets Group Inc. under the symbol “MJTV” (formerly “BNBI”). Since April 2016 our shares of common stock are quoted on the OTCQB Tier of the OTC Markets Group Inc. under the symbol “MJTV” (formerly “BNBI”).  Our shares of common stock are thinly traded.  Set forth below are the high and low closing bid prices for our common stock for the for the last two fiscal years. These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
2015
January 1, 2016 to March 31, 2016	$0.23	$0.14
April 1, 2016 to June 30, 2016	$1.25	$0.09
July 1, 2016 to December 31, 2016	$1.40	$0.35
October 1, 2016 to December 31, 2016	$0.93	$0.50
2016
January 1, 2015 to March 31, 2015	$0.65	$0.50
April 1, 2015 to June 30, 2015	$0.60	$0.12
July 1, 2015 to December 31, 2015	$0.20	$0.07
October 1, 2015 to December 31, 2015	$0.1149	$0.065

As of April 12, 2017, the last day our common stock traded before the filing date of this report, the last sale price of our common stock as reported on the OTC Markets was $.01 per share. As of December 31, 2016 there are approximately 317 record holders of our common stock.

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

Recent Sales of Unregistered Securities

Between September 2013 and December 2013, we issued and sold to 15 accredited investors a total of $139,200 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $139,200. We did not pay any commissions or finder’s fees and are using the net proceeds for working capital. The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share. This debt was included in the spin out of BullsnBears Holdings, Inc. on December 28, 2016.

Between January 2014 and December 2014, we issued and sold to four accredited investors a total of $210,000 principal amount one year 10% convertible promissory notes in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act. We received gross proceeds of $210,000. We did not pay any commissions or finder’s fees and are using the net proceeds for working capital. The notes bear interest at the rate of 10% per annum, accrued and paid on the six-month anniversary of the date of issuance, and at the maturity date. At the maturity date, the holder of a note has the right to convert the unpaid principal and accrued interest due under the note into shares of our common stock at a conversion price of $1.00 per share. This debt was included in the spin out of BullsnBears Holdings, Inc. on December 28, 2016.

In February 2015, we converted $90,620 of these notes and accrued interest into 90,620 shares of Common Stock.  The balance of the notes matured between January 2015 and March 2015 and are now presently due.   In the event one or more of the holders should elect to convert the notes, the issuance of shares of our common stock in satisfaction of the notes will be dilutive to our current stockholders. If the notes are not converted, we will be required to satisfy the notes in cash. We do not have sufficient cash to satisfy the presently due notes, nor the balance of these notes when they become due and there are no assurances we will be able to raise the funds if necessary. This debt was included in the spin out of BullsnBears Holdings, Inc. on December 28, 2016.

During the three months ended March 31, 2015, the Company received proceeds of $10,000 from the issuance of two convertible promissory notes, and in April 2015 received $7,500 from the issuance of one convertible promissory note.  The notes bear interest at 15% per annum, are unsecured, and are due six months from the date of issuance. At maturity, the holders of the notes will receive any unpaid principal and accrued interest.   In total, the note holders will also receive 105,000 shares of restricted common stock, which was valued at $88,200 and recorded as an expense. This debt was included in the spin out of BullsnBears Holdings, Inc. on December 28, 2016.

In June 2015, we converted $215,000 of the principal amount of these notes and $19,000 of accrued interest into 234,000 shares of Common Stock.

In April 2015, an affiliate of the Company assigned a Note in the principal amount of $22,500 to an unrelated party. The Note was converted by the holder in June 2015 into 250,000 Shares of Common Stock at market price, and resulted in a reduction of $22,500 from “Accounts Payable- Related Party”.

The notes were sold directly by the Company to accredited investors in private offerings exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D of that act.  We did not pay any commissions or finder’s fee and used the net proceeds for working capital.

In November 2015, the Company issued 50,000 Shares of Common Stock to a non-affiliate as payment for a consulting agreement.

In November 2015, the Company issued a total of 105,000 Shares of Common Stock to three non-affiliates as partial interest payments for short-term loans advanced to the Company.

On June 24, 2016, the company issued 750,000 common shares to Osprey Capital Advisors, LLC. At $0.16 for consulting services. These shares have not been returned to the company for cancellation but per the consulting agreement Osprey failed to perform required services and if the shares are tendered they will be immediately retired.

On June 24, 2016 the company issued 750,000 common shares to Dignitas Consulting, LLC.. At $0.16 for consulting services

On June 28, 2016, the company issued 200,000 shares to Emerging Growth, LLC. at $0.16 for consulting services

On August 4, 2016, the company issued 5,718,000 shares at $0.13 for consulting services.

On August 4, 2016, $15,000 of the note dated February 4, 2016 was converted at $.045 for 333,333 shares of common stock. In addition 100,000 were issued to the holder of this note for a financing fee on this note.

On August 5, 2016, the company issued 500,000 shares to Smallcapvoice.com, Inc. at $0.13 for consulting services

On October 3, 2016, 750,000 shares of common stock held by Dignitas Consulting, LLC. were cancelled due to lack of performance under a contract entered into June of 2016.

On October 20, 2016, Vista Capital Investments, LLC converted $7,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.0385 for 194,805 shares.

On December 6, 2016, GHS Investments, LLC converted $33,000 of its $66,500 note it acquired from Tangiers dated March 24, 2016 at a conversion price of $0.03 for 1,100,000 shares.

On December 14, 2016, Tangiers Investment Group, LLC converted $15,000 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0325 for 461,538 shares.

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

OVERVIEW

Prior to the Asset Purchase Agreement with RP Capital Group, Ltd. and the development of our current products LUNA and VOLUPTAS in the third quarter of 2016 the acquisition in October 2012 of the URL domain names and websites of bullsnbears.com, we were a “shell company” as that term is defined in Federal securities laws. We are now a Company focused on developing intellectual property, contracting out the manufacturing of the products covered by the intellectual property and bringing to market these products through direct to consumer sales utilizing digital media, infomercials as well as distribution through third party vendor and retail outlets. Our first product LUNA is an alchemy of essential oils and peptide. The Company has begun to generate limited sales of LUNA at $20 per unit selling approximately 70 10 milliliter bottles. Currently the main product the Company is working toward manufacturing and developing a market for is VOLUPTAS, a female sexual arousal enhancer. A provisional patent for VOLUPTAS has been filed and the Company is currently engaged with a manufacturer in Texas to create 3D molds and will take the product through all of the necessary stability tests required over the next approximately 6 months in preparation to bring this product to market. Final pricing for the VOLUPTAS has not been decided upon. The Company is also looking to partner with third party companies to collaborate with them on marking and distributing private label products under the MJTV brand.

Following the closing of the acquisition of these assets, during the balance of the fourth quarter we commenced the design and development of our system. In order to provide the funds necessary to fully implement our business model and properly capitalize our company through the first stages of our business development plan and satisfy our obligations as they become due, we will need to raise approximately $2,500,000. We expect to use those funds to provide funds for general operating capital, including funds necessary to hire and compensate executive and other employees, as well as for 3D molds and product testing for VOLUPTAS, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital.

Although we have received approximately $310,000 977,200 in net proceeds from the sale of our one-year unsecured 10% convertible promissory notes in 2013 and $210,000 in 2014, we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. Holders of $639,270 principal amount of these notes have delivered conversion notices to us. Approximately $664,200 principal amount of these notes matured between January 2014 and March 31, 2014 and have been issued their common shares and the balance of these notes mature between April 2014 and December 2014.

Between January 2013 and December 2013, we issued and sold 10% convertible promissory notes in the principal amount of $977,200 in a private offering. These notes mature one year from the date of issuance, and on the maturity date were convertible into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $210,000 principal amount of one-year notes, bearing an interest rate of 10% per annum and convertible at any time following issuance into Shares of Common Stock of the Company at a price of $1.00 per Share. During the year ended December 31, 2014, we sold an additional $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

In February 2015, we converted $90,620 of these notes and accrued interest into 90,620 shares of Common Stock.  The balance of the notes matured between January 2015 and March 2015 and are now presently due.   However, As of December 28, 2016 we spun off BullsnBears Holdings Inc, including all assets and liabilities and other certain liabilities of the Parent company including all monies owed and no longer have these obligations on our books.

On September 30, 2015, the Company formed a new wholly-owned corporation, BullsnBears Holdings, Inc., for the purpose of holding the Company’s intellectual property assets.

As of December 28, 2016 we spun off BullsnBears Holdings Inc, including all assets and liabilities and other certain liabilities of the Parent company including all monies owed Mr. Palladino, our former Chief Executive Officer, approximately $680,574 for funds he has advanced us for working capital. We therefore no longer have these obligations on our books.

GOING CONCERN

We have incurred net losses of $13,389,043 since inception through December 31, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

We generated $1,000 in revenues during 2016, compared to $22,610 in 2015. While we reasonably expect to report an increase in our revenues in 2017 as a result of the continued implementation of our business plan and the sale of our essential oil alchemy LUNA, our company is still in its early stages of operations. Given the significant amount of competition we face and our limited access to working capital which hinders our ability to market our products and services, there are no assurances we will be able to report any material increase in revenues during 2017.

During 2016, our operating expenses Increased by approximately 2,618% from 2015 due to increase in share based expense in 2016.

During 2016, our interest expense increased to $314,330 as compared to $66,174 in 2015, due to the increase in the issuance of the convertible notes

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2016 we had a cash balance of $26,767and a working capital deficit of ($947,339) as compared to cash on hand of $300 and a working capital deficit of $1,194,014. at December 31, 2016.  We have relied solely on the issuance of convertible notes in 2016 in the amount of $345,000

We do not have any external sources of working capital and have been materially dependent upon the sale of convertible promissory notes to third parties as well as advances and loans from Mr. Farinella, our current Chief Executive Officer and current Chairman of the Board. Our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. As described earlier in this report, we need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we will be unable to continue to expand our business and operations and satisfy our obligations as they become due. In that event, our ability to continue as a going concern will be in jeopardy and investors in our company could lose their entire investment.

Cash Flows from Operating Activities

During the year ended December 31, 2016, the Company used ($337,415) of cash flow from operating activities compared with use of ($55,029) during the year ended December 31, 2015. The decrease in the use of cash flow from operating activities is mainly due to the change in business direction and development of new business model and plan

Cash Flows from Investing Activity

During the year ended December 31, 2016, the Company’s capital purchases were $0, compared to $0 for the year ended December 31, 2015.

Cash Flows from Financing Activities

Same as above

During the years ended December 31, 2016, and 2015, the Company received $345,240 and $17,500, respectively, in proceeds from the issuance of convertible notes payable.  Additionally, the Company received cash advances and expenses paid on its behalf by a related party totaling $22,941and $45,127, respectively.

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

SUBSEQUENT EVENTS

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert.

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate

The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert.

On March 7, 2017, the Company entered into a $25,000 12% Convertible Promissory Note with Vista Capital Investments, LLC, a non-affiliate.  The term of the Note is for two years, with an original issuance discount of $5,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. On May 16, 2017 GPL Ventures Purchased 100% of this note from Vista Capital Investments, LLC. The closing of this Note purchase will take place upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings

On March 7, 2017, the Company entered into a $5,000,000 equity line with Tangier Investment Group, LLC which will require a registration statement to be filed. The Company will no longer move forward on the equity line.  As part of the Equity line the Company entered into a commitment note for $29,000.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert.

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

On May 16, 2017 GPL Ventures purchased the remaining balance on the note for 42,222.50 from Vista Capital Investments, LLC. The closing of this Note purchase will take place upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings.

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability. This note was then purchased by Vista Capital on March 7, 2017. On May 16, 2017 GPL Ventures purchased the remaining balance on the note for 67,005.00 from Vista Capital Investments, LLC. The closing of this Note purchase will take place upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings. GPL Ventures is combining his note and the $42,222.50 note into one master note totaling $109,227.50

On May 16, 2017 the Company entered into a $200,000 8% Convertible Promissory Note with Tri-Bridge Ventures LLC, a non-affiliate. The term of the Note is for 9 months. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which, shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. Tri-Bridge Ventures, LLC will fund $100,000 of the $200,000 Convertible Promissory Note Upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings and Tri-Bridge Ventures, LLC will have the right to fund the remaining balance during the term of the Note.

On May 16, 2017, the Company entered into a $10,000,000 equity line with GPL Ventures, LLC, which will require a registration statement to be filed. As part of the Equity line the Company entered into a commitment note for $100,000. The term of the Note is for 6 months.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price, which shall be equal to 80% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods.

On May 12, 2017 the Company entered into an Agency Services Agreement with Thor Associates for an initial three months and a 5% royalty on the gross sales of Voluptas for three years starting on the date of the Voluptas Market launch. Both parties to this agreement will discuss a scope of work beyond the end of the three-month contract end date and will then extend this agreement based on the agreed scope of work to be performed moving forward. The contracts start date is June 1, 2017.

On May 12, 2017 the company entered into a Corporate Consulting Agreement with Global Discovery Group to create and compose stories and articles about the Company, its industry and competition, syndicate and distribute the stories to major financial websites and wire services to reach potential investors. The agreement run for six months at a cost of $50,000 per month.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Michael James Enterprises Inc.

We have audited the accompanying consolidated balance sheet of Michael James Enterprises Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Michael James Enterprises Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael James Enterprises Inc. as of December 31, 2016, the results of their operations, and their cash flows, for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
June 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Michael James Enterprises, Inc. (formerly: BullsnBears.com, Inc.)

Short Hills, NJ

We have audited the accompanying consolidated balance sheet of Michael James Enterprises, Inc. (formerly: BullsnBears.com, Inc.) and its subsidiary (collectively the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael James Enterprises, Inc. and its subsidiary as of December 31, 2015 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2016

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$26,767	$300
Accounts Receivable	1,000	-
Total Current Assets	27,767	300

Property and equipment, net	-	4,850
TOTAL ASSETS	$27,767	$5,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	-	4,298
Accounts payable and accrued expenses	231,482	39,051
Accounts payable – related party	86,030	444,400
Note payable – related party	240	214,458
Convertible notes payable - related party	-	21,716
Convertible notes payable	173,597	377,500
Derivative Liability (net)	467,491	-
Accrued interest payable	16,266	67,938
Accrued interest payable - related party	-	24,953
Total Current Liabilities	975,106	1,194,314

Total Liabilities	975,106	1,194,314

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 664,000 and 4,000 shares issued or outstanding	67	1
Common stock; $0.0001 par value, 980,000,000 shares authorized, 22,315,946 and 12,958,270 issued and outstanding, respectively	2,231	1,296
Additional paid-in capital	12,439,406	1,345,764
Accumulated deficit	(13,389,043)	(2,536,225)
Total Stockholders' Equity (Deficit)	(947,339)	(1,189,164)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,767	$5,150

The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Consolidated Statements of Operations

	For the years ended December 31,
	2016	2015

REVENUES	$1,000	$22,610

OPERATING EXPENSES
Management fees	145,000	-
Depreciation and amortization expense	4,850	36,917
Intangible impairment		53,750
Shares issued for Consulting	9,634,788	-
General and administrative	449,337	308,410

Total Operating Expenses	10,233,975	399,077

OPERATING LOSS	(10,232,975)	(376,467)

OTHER INCOME (EXPENSE)
Gain on conversion of interest	-	17,296
Loss on note conversions	(128,021)
Gain (loss) on derivative liability	(177,492)	-
Interest expense	(314,330)	(66,174)

Total Other Income (Expense)	(619,843)	(48,878)

NET LOSS	$(10,852,818)	$(425,345)

BASIC NET LOSS PER COMMON SHARE	$(0.66)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,526,202	12,608,543

 The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2016

					Additional	Accumulated	Total
					Paid-in	Deficit	Stockholders’
	Common Stock		Preferred Stock		Capital		Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance, December 31, 2014	12,228,650	$ 1,223	4,000	$ 1	$ 882,314	$ (2,110,880)	$ (1,227,343)

Shares Issued - for note conversions	574,620	57	-	-	329,767	-	329,824
Stock Issued for financing fee	105,000	11	-	-	88,189	-	88,200
Shares issued for Services	50,000	5	-	-	45,495	-	45,500
Net Profit	-	-			-	(425,345)	(425,345)

Balance, December31, 2015	12,958,270	1,296	4,000	1	1,345,766	(2,536,225)	(1,189,164)

Shares issued for consulting	7,918,000	792	-	-	1,132,248	-	1,133,040
Shares issued for financing fee	100,000	10	-	-	59,990	-	60,000
Shares issued for note conversion	2,089,676	209	-	-	198,312	-	198,521
Cancelled Shares for Consulting	(750,000)	(75)	-	-	(143,175)	-	(143,250)
Preferred shares issued for services			660,000	66	8,579,934	-	8,580,000
Disposition of Liabilities					1,266,332	-	1,266,332

Net loss						(10,852,818)	(10,852,818)
							-
Balance, December 31, 2016	22,315,946	$ 2,231	664,000	$ 67	$ 12,439,407	$ (13,389,043)	$ (947,339)

 The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(Formerly BullsnBears.com, Inc.)
Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,852,818)	$ (425,345)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,850	36,917
Loss on intangible asset impairment	-	53,750
Gain on conversion of Interest	-	(17,296)
Loss on note conversion	128,021
Shares to be issued for financing fee	60,000	88,200
Shares issued for consulting	9,569,790	45,500
Changes in operating assets and liabilities
Increase in other assets	(1,000)	593
Change in Derivative Liability	467,491	-
Convertible note discount	(171,614)	-
Additional OID	70,710	-
Due from related Party
Increase in accounts payable and accrued liabilities	301,125	59,089
Increase in accounts payable and accrued liabilities - related party	86,030	103,563
Net Cash Used in Operating Activities	(337,415)	(55,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	(4,298)	4,298
Proceeds (payments) from convertible notes payable	368,180	17,500
Proceeds from notes payable, related party	-	45,127
Payments on notes and convertible notes payable, related party	-	(11,596)
Net Cash Provided by Financing Activities	363,882	55,329

INCREASE IN CASH	26,467	300

CASH AT BEGINNING OF PERIOD	300	-

CASH AT END OF PERIOD	$ 26,767	$ 300

Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -

NON-CASH INVESTING AND FIANANCING TRANSACTIOAN
Convertible notes and interest - converted to common stock	$ 70,500	$ 324,620
Accounts Payable related party transferred to unrelated party and then converted to Common Stock	$ -	$ 22,500

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

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2016 and 2015, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive.

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

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Deferred tax assets:	4,552,275	728,430
Valuation allowance	(4,552,275)	(728,430)
Net deferred tax asset	$ -	$ -

The Company had net operating losses of approximately ($13,261,022) that expire in years through 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

Property and equipment and accumulated depreciation are as follows:

	December 31,
	2016	2015
Furniture and fixtures	-	7,932
Computer and office equipment		19,388
Less: Accumulated depreciation	(-)	(22,470)
Total fixed assets	-	4,850

Depreciation expense for the years ended December 31, 2016 and 2015 was $0 and $6,915, respectively.

NOTE 3 - INTANGIBLE ASSETS

During October 2012, the Company entered into an Asset Purchase Agreement and a Promissory Note (see Note 4) in the amount of $150,000 for the URL domain names and websites of the Company with a current officer and director of the Company, prior to joining the Company. The assets were capitalized and are being amortized over their estimated useful of 5 years. The website was placed into service during October 2012. Amortization expense for the years ended December 31, 2016 and 2015 was $0 and $30,000, respectively.  As of December 31, 2015, the Company impaired the remaining value of $53,750. This asset was transferred out of the company with the spinoff.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

On October 31, 2012, the Company and an officer and director of the Company entered into a one year, 10% Senior Convertible Note for office equipment totaling $20,955 and supplies totaling $761, or a total of $21,716. The principal amount of the Senior Convertible Note can be convertible, at the sole option of the holder and in whole or in part, into shares of common stock of the Company at a conversion price to be determined by the Board of Directors of the Company at or prior to the maturity date. No conversion rate has been established by the Board of Directors.  The Senior Convertible Note and the payment of the principal thereof and interest thereon shall at all times and in all respects constitute the Senior Indebtedness of the Company and shall not be junior or subordinate in right of payment to any other indebtedness of the Company. Accrued interest on the Senior Convertible Note totaled $16,266 and $6,010 at December 31, 2016 and December 31, 2015, respectively.

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

Consulting Expense

At December 31, 2016 and December 31, 2015, the Company owes an officer $0 and $444,400, respectively, for consulting expense which is included in accounts payable, related party. Consulting expenses year ended December 31, 2015 were $56,600.

Management Services

As of December 31, 2016 the company owes Integrated Capital Partners, Inc. (Nevada) $70,407.65 in expenses paid for the Company for the year ended December 31, 2016. The Company’s CEO is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

As of December 31, 2016 the Company owes James M. Farinella $6,488.66 in expenses paid for the Company for the year ended December 31, 2016.

As of December 31, 2016 the company owes Michael James Enterprises, Inc. (Nevada) $15,434 in expenses paid for the Company for the year ended December 31, 2016. The Company’s CEO is the controlling shareholder and CEO of Michael James Enterprises, Inc. (Nevada).

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods. In February 2017 the Company’s Chief Executive Officer, James M. Farinella, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Mr. Farinella in 2016 for him joining the Company as an Officer and Director. Mr. Farinella surrendered 120,000 Preffered B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James M. Farinella now owns 2,890,000 Prefeerred B shares

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director.

On August 4, 2016 the company issued 660,000 shares of preferred series B shares to RP Capital. Each preferred series B is convertible into 100 shares of the company’s common stock, for research and development services.

Formation of New Subsidiary

On December 31, 2015, the Company formed a new wholly-owned corporation, BullsnBears Holdings, Inc., for the purpose of holding the Company’s intellectual property assets. On December 28, 2016 Bullsnbears Holdings, Inc. was spun out.

Revenue

During the year ended December 31, 2015, the Company’s revenue included $10,000 from a company controlled by James Farinella, the current President of the Company.  The transaction took place prior to Mr. Farinella’s appointment as an Officer and Director.

In November and December of 2016 the Company sold 50 bottles of LUNA at $20 per bottle for a total of $1,000.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

As of December 31, 2015 the Company had a total of nine convertible notes payable with an outstanding balance of $377,500. The interest rates varied from 10% to 20% and conversion rates ranging from $.20 to $1.00. The notes may be converted at any time and are all in default. This debt was included in the spin out of Bullsnbears Holdings, Inc. on December 28, 2016.

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

On March 24, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See discussion below for the derivative liability.

On December 5, 2016, the Company entered into a $79,000 10% Convertible Promissory Note with GHS Investments, LLC, a non-affiliate.  The term is for eight months, with an original issuance discount of $2,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See discussion below for the derivative liability.

On December 16, 2016, the Company entered into a $63,250 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $2,750 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See discussion below for the derivative liability.

Accrued interest on all outstanding non-related-party Notes was $15,703 at December 31, 2016 and $67,938 as for December 31, 2015.

Debt Discount
Balance as of December 31, 2015	$ -
Initial recognition of additional derivative liability	384,250
Amortization of Debt Discount	(212,637)
Balance December 31, 2016	$ 171,613

Balance of 2015 and Prior notes payable at December 31, 2016	$ 377,500
Notes Payable recorded in 2016	415,710
Notes Transferred with spinoff in 2016	(377,500)
Notes Converted in 2016	(70,500)
Total Notes payable at December 31, 2016	345,210
Debt discount	(171,613)
Notes Payable, net	$ 173,597

DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

Price protection clauses of the conversion features of the 2016 convertible notes (see Note 3) triggered derivative accounting under GAAP.

During the year ending December 31, 2016, the company issued five convertible promissory notes totaling $415,710.

Derivative Liability
Balance as of December 31, 2015	$ -
Initial recognition of additional derivative liability	1,090,639
Change in derivative liability	(623,148)
Balance December 31, 2016	$ 467,491

NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

For the year ended December 31, 2015, the Company issued 50,000 shares of Common Stock valued at $45,500 in exchanges for services rendered to the Company.

On August 4, 2016 the company issued 6,218,000 at $.13 for consulting services.

On August 4, 2016, $15,000 of the note dated February 4, 2016 was converted at $.05 for 333,333 shares of common stock. In addition 100,000 were issued to the holder of this note for a financing fee on this note.

On October 3, 2016, 750,000 shares of common stock held by Dignitas Consulting, LLC. was cancelled due to lack of performance under a contract entered into June of 2016.

On October 20, 2016, Vista Capital Investments, LLC converted $7,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.0385 for 194,805 shares.

On December 6, 2016, GHS Investments, LLC converted $33,000 of its $66,500 note it acquired from Tangiers dated March 24, 2016 at a conversion price of $0.033 for 1,100,000 shares.

On December 14, 2016, Tangiers Investment Group, LLC converted $15,000 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0325 for 461,538 shares.

Common Stock Warrants

In December, 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants.  In October 2012, the Company agreed to reduce the exercise price of the outstanding warrants to $0.25 per share. Pursuant to an extension approved by the Board of Directors in June, 2015, all Warrants are exercisable at any time prior to November 19, 2017.

The following table summarizes the outstanding warrants and associated activity for the years ended December 31, 2015 through 2016:

``	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2014	5,000,000	0.25	2.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2015	5,000,000	$0.25	1.89
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2016	5,000,000	$0.25	.89

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

In April, 2015, the Corporation authorized the issuance of up to 10,000,000 shares of Preferred Stock to be designated “ Series B Preferred Stock”, having a conversion right at the option of the holder beginning one year from the date of issuance, and which shall be convertible into Shares of Common stock at a Conversion Price equal to the closing market Bid price of the Corporation’s Common Stock on the trading date immediately preceding the date of conversion, in accordance with the Certificate of Designation attached hereto and made a part hereof.  In addition, the holder of each Share of Series B Stock shall have the equivalent voting rights of two (2) Shares of Common Stock.  The Preferred B shares certificate of Designation was changed as described below.

In August of 2016 the company changed the Certificate of Designation for the preferred B shares giving the holder 1,000 common votes for every preferred B share held with a conversion right of 100 common shares for every preferred B share held.  Preferred B shares will be issued in the second quarter 2017, following the effectiveness of the Information Statement as filed by the Company on Form 14C. This change gives approximately 99% voting control to the three Board of Directors (if they vote together).  There will be 3,790,000 preferred B shares issued to the Board of Directors in the early part of 2017

On August 4, 2016 the company issued 660,000 shares of preferred series B shares to RP Capital. Each preferred series B is convertible into 100 shares of the company’s common stock, for research and development services.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods. In February 2017 the Company’s Chief Executive Officer, James M.

Farinella, was issued 660,000 Preferred B shares. The Company agreed to issue these shares to Mr. Farinella in 2016 for him joining the Company as an Officer and Director. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 Preferred B shares.

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director.

In August of 2016 the Company also created a Certificate of Designation for a preferred C class as an investment class of stock that carries no voting rights and converts into 100 shares of common for every preferred C share owned.  Additionally these shares only allow the holder to convert into common and own no more than 9.9% of the outstanding at any point in time. There will be 130,000 preferred C shares issued in the first part of 2017.

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

The Company is currently trying to raise new debt or equity to set up the manufacturing for the VOLUPTAS product and to continue the development of new essential oil mixtures. If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

A lawsuit was filed against the Company on November 13, 2014, in the First Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000.  The Company believes that this claim is without merit and no action as been taken in this matter in more than 18 months.

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing offer has rendered a recommendation that the Company should be fined in the amount of $980,000.  The Company had previously had settlement discussions for a small fraction of that amount and and the Company is presently conducting mitigating discussions with the OFR.  To date no Order or Judgment has been entered and the Company is exploring its appeal remedies in the event a substantial adverse ruling is rendered.

NOTE 10- SUBSEQUENT EVENTS

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term is for 9 months, with an original issuance of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert.

On March 7, 2017,, the Company entered into a $25,000 12% Convertible Promissory Note with Vista Capital Investments, LLC, a non-affiliate.  The term is for two years, with an original issuance of $5,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert.

In February of 2017, the Company filed a provisional paten for VOLUPTAS making the product patent pending.

On February 8, 2017 the Company’s CEO James M. Farinella Retired 8,400,000 shares of common stock.

In March of 2017, the Company entered into a manufacturing agreement with Globe Medical Tech based in Houston, Texas for the development of molds, samples to be produced of VOLUPTAS, stability testing of the packaged product, final mold development for preparation of market launch approximately 9 months from date the Company receives the $2,500,000 investment that it is currently seeking.

On January 17, 2017 Vista Capital Investments, LLC converted $10,000 of its $60,500 note dated March 23, 2016 at a conversion price of  $0.01925 for 519,481 shares

On January 24, 2017 Tangiers Investment Group, LLC converted $19,943.00 of its $121,000 noted dated February 4, 2016 at a conversion price of  $0.0175 for 1,139,600 shares

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119.00 of its $121,000 noted dated February 4, 2016 at a conversion price of  $0.0061 for 1,658,852 shares.

On March 3, 2017 Vista Capital Investments, LLC converted $5,637.50 of its $60,500 note dated March 23, 2016 at a conversion price of $0.00451 for 1,250,000 shares.

On March 9, 2017 GHS Investments, LLC converted $4,100.00 of its $66,500 note it acquired from Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0041 for 1,000,000 shares.

On March 17, 2017 Vista Capital Investments, LLC converted $7,995.00 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0.00410 for 1,950,000 shares.

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

On May 16, 2017 GPL Ventures purchased the remaining balance on the note for 42,222.50 from Vista Capital Investments, LLC. The closing of this Note purchase will take place upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings.

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability. This note was then purchased by Vista Capital on March 7, 2017. On May 16, 2017 GPL Ventures purchased the remaining balance on the note for 67,005.00 from Vista Capital Investments, LLC. The closing of this Note purchase will take place upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings. GPL Ventures is combining his note and the $42,222.50 note into one master note totaling $109,227.50

On May 16, 2017 the Company entered into a $200,000 8% Convertible Promissory Note with Tri-Bridge Ventures LLC, a non-affiliate. The term of the Note is for 9 months. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which, shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. Tri-Bridge Ventures, LLC will fund $100,000 of the $200,000 Convertible Promissory Note Upon the filing of the Company’s 2016 year-end 10K and the 2017 first Quarter Filings and Tri-Bridge Ventures, LLC will have the right to fund the remaining balance during the term of the Note.

On May 16, 2017, the Company entered into a $10,000,000 equity line with GPL Ventures, LLC, which will require a registration statement to be filed. As part of the Equity line the Company entered into a commitment note for $100,000. The term of the Note is for 6 months.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price, which shall be equal to 80% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods.

On May 12, 2017 the Company entered into an Agency Services Agreement with Thor Associates for an initial three months and a 5% royalty on the gross sales of Voluptas for three years starting on the date of the Voluptas Market launch. Both parties to this agreement will discuss a scope of work beyond the end of the three-month contract end date and will then extend this agreement based on the agreed scope of work to be performed moving forward. The contracts start date is June 1, 2017.

On May 12, 2017 the company entered into a Corporate Consulting Agreement with Global Discovery Group to create and compose stories and articles about the Company, its industry and competition, syndicate and distribute the stories to major financial websites and wire services to reach potential investors. The agreement runs for six months at a cost of $50,000 per month.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2016 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions

James M. Farinella	50	CEO and Director
Gina Morreale	52	COO and Director
Raj Pamnani	52	Director

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

Gina Morreale.  Ms. Morreale has served as the Chief Operating Officer and a Director of the Michael James Enterprises, Inc. since April 1, 2016.  She was previously the comptroller at Integrated Capital Partners, Inc. for the past 7 years.  Ms. Morreale has over 25 years of professional experience in general office management and corporate bookkeeping where she was responsible for the direct supervision and productivity of the business.  Her expertise in sales, staffing, business management, and bookkeeping have brought intrinsic value to each assignment throughout her career.   She has been the comptroller over the past 23 years in her positions as General Manager at Pro Fitness Health Club, Inc.    She holds an Associate of Applied Science degree from Berkeley College in Marketing/Fashion Management. Ms. Morreale is a 17-year breast cancer survivor and it is her passion and belief in Michael James Enterprises, Inc. that drives her.

Raj Pamnani.  Mr. Raj M. Pamnani has served as a Director of the Company since August 2016. He was the Co-Founder and General Partner of Quantum Venture Partners L.P and RP Capital Group Ltd. Mr. Pamnani was instrumental in bringing several biotechnology companies public in the late 1980s and early 1990s, including Medarex, Zonagen, Texas Biotechnology, Ariad Pharmaceuticals, and SciClone Pharmaceuticals. He also has considerable business development experience. He has numerous international real estate and food related holdings, and served as a consultant to Citibank (Private Bank) in Singapore. Mr. Pamnani has a powerful international network of investors, entrepreneurs and others.

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

Gina Morreale – Ms. Morreale’s successful track record of being involved in start up businesses and her strong commitment to women’s health as well as her administrative and operating experience were factors considered by the Board in making their recommendation.

Raj Pamnani – Mr.Pamnani’s extensive experience in the finance industry and business developments projects were factors considered by the Board in making their recommendation.

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

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. None of our directors were compensated for their services in 2016.

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

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
James M. Farinella(1)	2016	$58,461.48	0	0	0	0	0	192,000	192,00000
Gina Morreale	2016	$58,461.48	0	0	0	0	0	0	0,000

———————

(1)

Mr. Farinella served as our Chief Executive Officer from November 2015 to present, and as a Director, Chairman of the Board of Directors, from November 2015 until present.

Miss Morreale served as our Chief Operating officer from April 2016 to present, and as a Director from April 2016 until present

(2)

How the executive’s compensation is determined

We are not a party to an employment agreement with Mr. Farinella, our current Chief Executive Officer or Gina Morreale our current Chief Operating Officer. Both executives compensation is paid in the form of a salary, is determined by our board of directors of which they are both members. The Board considered a number of factors in determining their compensation including the scope of their duties and responsibilities to our company and the time they devote to our business. The Board did not consult with any experts or other third parties in fixing the amount of their compensation. The amount of compensation payable to them can be increased at any time upon the determination of the board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gina M. Morreale	0	0	0	0	0	0	0	0	0

James M. Farinella	0	0	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 31, 2016, we had 22,315,946 shares of our common stock issued and outstanding and preferred B shares which carry 1,000 common votes for every preferred B share held. As of December 31, 2016 there were no Preferred B shares issued. These are our two classes of voting securities.   The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016 by:

·

each person known by us to be the beneficial owner of more than 5% of our common stock;

·

each of our directors;

·

each of our named executive officers; and

·

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 760 Route 10 West, Suite 203, Whippany, New Jersey 07981.

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

Name and Address of Beneficial Owner	Shares	%
James M. Farinella	9,300,000	41.7%
Raj Pamnani
Gina Morreale		—
All officers and directors as a group (three persons) (1)(2)		41.7%

———————

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

At December 31, 2015 and 2014 we owed Mr. Palladino $444,400 and $375,799, respectively, for consulting expense, representing compensation to him for his services to our company. All of these liabilities were placed into the wholly-owned subsidiary Bulls and Bears Holdings, Inc and spun out on December 28, 2016

Director Independence

There are no independent directors

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our principal accountants during 2015 and 2014:

Fee Category	2016	2015
Audit Fees	$13,500	$24,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,500	$24,500

Changes in Registrant’s Certifying Accountant.

On August 18, 2016, Friedman, LLP (“Friedman”) withdrew as the Company’s independent registered public accounting firm. During the period from April 20, 2016 (the date of Friedman’s appointment as the Company’s independent registered public accounting firm) through the effective date of Friedman’s withdrawal, there were no disagreements with Friedman on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference to the subject matter of such disagreements in any future report on our financial statements for any periods during which Friedman was engaged. Also during the same period, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. We provided Friedman with a copy of this disclosure before its filing with the SEC and requested that Friedman provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. We received a letter from Friedman stating that it agrees with the above statements, which is attached hereto as Exhibit 99.01.

New Independent Accountants . The Company’s Board of Directors appointed KLJ & Associates LLP (“KLJ”) as the Company’s new independent registered public accounting firm effective as of  August 18, 2016. During the two most recent fiscal years and through the date of engagement, the Company did not consult with KLJ regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1) (v)). Prior to engaging KLJ, KLJ did not provide the Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from Friedman to KLJ.

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

MICHAEL JAMES ENTERPRISES, INC.

June 8, 2017	By:	/s/ James M. Farinella
James M. Farinella Chief Executive Officer