Form 10-Q
period 2017-03-31
BullsNBears.com, Inc.
filed 2017-06-14
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 6, 2017, there were 23,463,424 shares of the registrant’ s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $345,210 in notes to non-related parties, all of which if not paid off will convert into common stock over time causing dilution to all shareeholders,

·

our ability to continue as a going concern,

·

the limited operating history of our business,

·

our inability to manage our growth,

·

potential infringement of first party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

We maintain our website at www.mjbiotech.com. Information on this website is not a part of this report

Unless specifically set forth to the contrary, when used in this report the terms “Michael James Enterprises, Inc..” the “ Company, ” "we", "us", "our" and similar terms refer to Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.), a Delaware corporation formerly known as Spicy Gourmet Manufacturing, Inc. In addition, the “first quarter of 2017” refers to the three months ended March 31, 2017, the “first quarter of 2016” refers to the three months ended March 31, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Condensed Consolidated Balance Sheets
(un-audited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$ 7,070	$ 26,767
Accounts Receivable	1,000	1,000
Total Current Assets	8,070	27,767

TOTAL ASSETS	$ 8,070	$ 27,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	251,511	247,749
Accounts payable – related party	90,377	86,030
Note payable – related party	240	240
Convertible notes payable	220,991	173,597
Derivative Liability (net)	491,839	467,491
Total Current Liabilities	1,054,958	975,107

Long-term Liabilities
Convertible notes payable, net	-	-
Total long-term liabilities	-	-

Total Liabilities	1,054,958	975,107

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,925,000 and 665,000 issued or outstanding respectively,	3,326	66
Common stock; $0.0001 par value, 980,000,000 shares authorized, 22,463,424 and 22,315,946 issued and outstanding, respectively	2,246	2,231
Additional paid-in capital	18,163,705	12,311,385
Accumulated deficit	(19,216,165)	(13,261,022)
Total Stockholders' Equity (Deficit)	(1,046,888)	(947,340)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 8,070	$ 27,767

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(formerly BullsnBears.com, Inc.)
Condensed Consolidated Statements of Operations
(un-audited)
	For the three months ended March 31,
	2017	2016

REVENUES	$ -	$ -

OPERATING EXPENSES
Depreciation and amortization expense	-	651
Shares issued for Consulting	5,542,000	-
General and administrative	127,646	28,825

Total Operating Expenses	5,669,646	29,476

OPERATING LOSS	(5,669,646)	(29,476)

OTHER INCOME (EXPENSE)
Loss on conversion of notes	(127,340)	-
Gain (loss) on derivative liability	96,653	(502,047)
Interest expense	(126,789)	(123,231)

Total Other Income (Expense)	(157,476)	(625,278)

NET LOSS	$ (5,827,122)	$ (654,754)

BASIC NET LOSS PER COMMON SHARE	$ (0.28)	$ (0.05)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,583,540	12,958,270

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.
(Formerly BullsnBears.com, Inc.)
Consolidated Statements of Cash Flows
(un-audited)

	For the three months ended March 31, ,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,827,122)	$ (654,754)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	651
Change in Debt discount	9,567	22,678
Shares to be issued for financing fee	113,278	65,000
Shares issued for consulting	5,542,123	-
Changes in operating assets and liabilities
Change in Derivative Liability	24,348	502,047
Increase in accounts payable and accrued liabilities	3,762	19,418
Increase in accounts payable and accrued liabilities - related party	4,347	3,571
Net Cash Used in Operating Activities	(129,697)	(41,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from convertible notes payable	110,000	20,000
Proceeds from notes payable, related party	-	22,276
Net Cash Provided by Financing Activities	110,000	42,276

INCREASE (DECREASE) IN CASH	(19,697)	887

CASH AT BEGINNING OF PERIOD	26,767	300

CASH AT END OF PERIOD	$ 7,070	$ 1,187

Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MICHAEL JAMES ENTERPRISES, INC.

(formerly BullsnBears.com, Inc.)
Notes to the Condensed Consolidated Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim condensed consolidated financial statements included herein have been prepared by Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

We are a Company focused on developing intellectual property, contracting out the manufacturing of the products covered by the intellectual property and bringing to market these products through direct to consumer sales utilizing digital media, infomercials as well as distribution through third party vendors and retail outlets. Our first product LUNA is an alchemy of essential oils and peptide. The Company has begun to generate limited sales of LUNA at $20 per unit selling approximately 70 10 milliliter bottles. Currently the main product the Company is working toward manufacturing and developing a market for is VOLUPTAS, a female sexual arousal enhancer. A provisional patent for VOLUPTAS has been filed and the Company is currently engaged with a manufacturer in Texas to create 3D molds and will take the product through all of the necessary stability tests required over the next approximately 6 months in preparation to bring this product to market. Final pricing for the VOLUPTAS has not been decided upon, but the expected price is in the $39.95 range. The Company is also looking to partner with third party companies to collaborate with them on marking and distributing private label products under the MJTV brand.

Our goal is to create a well known brand and distribution network that will not only serve as a viable sales and distribution channel for the Company’s products, but also for third party vendors and their products. The Company is focused on branding its catch phrase “Beauty Backed By Science”. Meaning, science backed products that enhance the inner beauty as well as the outer beauty of all people, with an emphasis on women. The Company has also launched a new marketing campaign with a new logo in the shape of a woman with words written inside of the woman describing “what is a beautiful woman.” We call this woman “BEAUTY”.

Competition

Most of our competitors are well-established networks that have substantially greater financial resources than we do. However, these large companies are Bio Pharmaceutical companies such as, Palatin Technologies and AMAG Pharmaceutical, partnering on a female sexual dysfunction product that has completed phase 3 trials. These two companies expect to go through the FDA approval process in order to bring their product to market as an FDA approved drug, and will begin the that process in the middle to late 2018. It customarily takes about 2 years to get through the FDA approval process, without certainty of getting final approval. MJTV will be bringing VOLUPTAS to the market as an over-the-counter product and will not be making any specific medical claims. Additionally, their delivery method is an auto-inject EPI Pen into the woman’s stomach. Our delivery method is a non-invasive application. A provisional patent has been filed protecting multiple delivery methods making entry by a third party very difficult.  We feel strongly that we will be to market before Palatin and AMAG, and that our delivery method will be widely accepted and viewed more favorable than an injection into the stomach.  Other competitors include sex dust (tree bark powder) that has been considered not effective with side effects including upset stomach and vomiting.  ADI is also on the market as an FDA approved female sexual dysfunction drug, but is also not considered very effective which has led to very limited sales. There are several vaginal gels on the market that claim to help excite a women providing tingling or warming sensations. There is also an established market for essential oils making the entry of LUNA, and other soon to be developed essential oil mixtures, difficult for MJTV to penetrate and gain market share in this essential oil segment. There are no assurances that we will ever effectively compete in our target market.

Acquisition of RP Capital In Place Of The Proposed Acquisition of Michael James Enterprises, Inc. [Nevada]

On August 4, 2016, the company’s Board of Directors approved an asset purchase agreement with RP Capital Group, Ltd. to acquire all rights and title to the studies and intellectual property to a dranabinol based treatment for sleep apnea. This acquisition substituted the contemplated acquisition of Michael James Enterprises, Inc., a Nevada corporation. The Michael James Enterprises, Inc acquisition did not move forward as the acne based product it was bringing to marked has experienced several significant set backs and the Board of Directors has determined that the proposed agreement was not in the best interest of the Company and its shareholders.

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

In November 2012 we changed our name to BullsnBears.com, Inc. Effective December 11, 2015, we changed our name to Michael James Enterprises, Inc., and entered into an Agreement for Plan of Merger and Reorganization between the Company and Michael James Enterprises, Inc., a Nevada corporation.  On August 4, 2016, the Company changed its direction and decided to acquire RP Capital Group, Ltd. and all of its intellectual property associated with a Dronabinol based treatment for sleep apnea. Additionally, the Company decided to develop and bring to market a female sexual arousal enhancer – VOLUPTAS. Trademark and patent aplications were filed and the Company is currently in the process of securing $2,500,000 of funding to manufacture and bring to market this product. There is no guarantee these funds will be raised.

On December 31, 2015, the Company formed a new wholly-owned company, BullsnBears Holdings, LLC., for the purpose of holding the Company’s intellectual property assets.  As contractually agreed to, the Company's wholly-owned subsidiary, BullsnBears, Holdings LLC. was spun off in its entirety including all of the assets and liabilities of the subsidiary including certain liabilities of the parent company that were incurred by the previous management including BullsnBears Holdings, LLC. Intellectual Property assets, including its websites, URL’s, and proprietary software, were tranfrred through a share dividend to MJTV shareholders of record as of the close of business on December 28, 2016, with one share of BullsnBears Holdings, LLC.  Common Stock distributed for each one share of MJTV Common Stock owned as of the record date.  Distribution of the shares took place on December 28, 2016.

Prior to that, effective December 11, 2015, the Company filed an Amendment to the Company’s Articles of Incorporation changing the Company’s name to “Michael James Enterprises Inc.” and filed with FINRA for a new stock ticker symbol “MJTV”. Since August of 2016 the Company created the alchemy of essential oils called LUNA to help a person relax and hopefully achieve better sleep. Additionally, the Company’s CEO, James M. Farinella, designed a creative non invasive delivery system for an active ingredient which was assigned to the company by the CEO in exchange for 2,35 0,000 Preferred B shares. This product VOLUPTAS, now patent pending with a filing for a trademark on the Name VOLUPTAS. On April 12, 2017, the Company changes its name to MJ Biotech, Inc. to better represent the new direction of the Company.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through March 31, 2017, the Company has generated minimal revenues and has an accumulated deficit of ($19,216,165). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying financial statements reflect the the individual financial statements of Michael James Enterprises, Inc. taking into account the spin off of BullsnBears Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2017 and 2016, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of March 31, 2017 and March 31, 2016 the Company had outstanding warrants to purchase 5,000,000 shares of common stock. The Company also had outstanding convertible note that could be converted into 535,716 shares and 650,716 shares as of March 31, 2017 and 2016, respectively. However, these notes were included in the spin off of BullsnBears Holdings, LLC, on December 28, 2016.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

Consulting Expense

As of March 31, 2017 the company owes Michael James Enterprises, Inc. (Nevada) $15, 434 in expenses paid for the Company. The Company’s CEO is the controlling shareholder of Michael James Enterprises, Inc. (Nevada).

As of March 31, 2017 the company owes Integrated Capital Partners, Inc. (Nevada) $70,596.16 in expenses paid for the Company. The Company’s CEO is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

As of March 31, 2017 the Company owes James M. Farinella $3,036.12 in expenses paid for the Company.

As of March 31, 2017 the Company had paid to Raj Pamnani $3,322.16 in consulting fees for the quarter ended March 31, 2017.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company.

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 preferred B shares. The Company agreed to issue these shares to Ms. Morreale in 2016 for her joining the Company as an Officer and Director.

On August 4, 2016 the company issued 660,000 shares of preferred B shares to RP Capital Group. Ltd. for research and development services. Each preferred B share is convertible into 100 shares of the company’s common stock,

NOTE 3 - CONVERTIBLE PROMISSORY NOTES PAYABLE

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

On March 23, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Vista Capital Investments, LLC. a non-affiliate.  The term is for two years, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability. In connection with the note payable the Company is obligated to issue 200,000 shares of common stock that was valued at $120,000. Out of the full consideration $55,000 was recorded as debt discount and the remaining $65,000 was included in interest expense.

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

On December 16, 2016, the Company entered into a $63,250 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $2,750 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability..

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

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

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

On March 7, 2017, the Company entered into a $5,000,000 equity line with Tangier Investment Group, LLC which will require a registration statement to be filed. The Company no longer intends to move forward on the equity line.  As part of the Equity line the Company entered into a commitment note for $29,000 with no interest.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price , which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On January 17, 2017 Vista Capital Investments, LLC converted $10,000 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01925 for 519,481 shares.

On January 24, 2017 Tangiers Investment Group, LLC converted $19,943.00 of its $121,000 note dated February 4, 2016 at a conversion price of  $0.0175 for 1,139,600 shares.

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 15, 2017 the Company’s CEO, James M. Farinella Retired 8,425,000 common shares.

On March 1, 2017 the Company entered into a six month agreement with Smallcapvoice.com, Inc. for investor relations services in exchange for 10,000 preferred C shares of the Company at the time when the common shares were trading at $0.017.  The preferred C shares carry no voting rights, restrict the holder of converting and owning no more than 9.9% of the common outstanding at any point in time and are unaffected by reverse splits.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119.00 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0061 for 1,658,852 shares.

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

Accrued interest on all outstanding non-related-party Notes was $26,427 at March 31, 2017 and $16,266 as for December 31, 2016.

Debt Discount
Balance as of December 31, 2015	$ -
Initial recognition of debt discount for derivative liability and share issuance 2016	242,000
Amortization of Debt Discount 2016	(70,387)
Debt Discount Balance as of December 31, 2016	171,613
Initial recognition of debt discount for derivative liability and share issuance 2017	121,000
Amortization of Debt Discount 2017	(105,628)
Debt discount Balance as of March 31, 2017	$ 186,985

Balance of December 31, 2016	$ 345,210
Notes Payable recorded in 2017	135,062
Notes converted in 2017	(72,295)
Total Notes payable at March 31, 2016	407,977
Debt discount	(186,985)
Notes Payable, net	220,992

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

During the three months ending March 31, 2017, the company issued three convertible promissory notes totaling $135,062.

The following table represents the Company’s derivative liability and debt discount activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2016	$467,492
Initial recognition of additional derivative liability	137,080
Change in the fair value	(112,733)
Balance as of March 31, 2017	$ 491,839

During the three months ended March 31, 2017 and 2016, the aggregate gain on the derivative liability was $96,653 and a loss of $502,047 respectively, consisting of initial derivative expense and the change in the fair value of the derivative.

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock Warrants

In December, 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants. Pursuant to an extension approved by the Board of Directors in June, 2015, all Warrants are exercisable at any time prior to November 19, 2017.

The following table summarizes the outstanding warrants and associated activity for the three months ended March 31, 2017:

	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2016	5,000,000	$0.25	1.64
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, March 31, 2017	5,000,000	$0.25

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint.  However, given the cost of continued litigation, the Board of Directors of the Company has agreed to enter into a settlement agreement with the OFR and pay a nominal fine of $25,000.  The settlement payment must be made on or before June 23, 2017.

NOTE 7 – SUBSEQUENT EVENTS

On May 16, 2017 the Company entered into a $200,000 8% Convertible Promissory Note with Tri-Bridge Ventures LLC, a non-affiliate. The term of the Note is for 9 months. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which, shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. Tri-Bridge Ventures, LLC will fund $100,000 of the $200,000 Convertible Promissory Note Upon the filing of the Company’s 2016 year-end audited financial statements on Form 10K and the 2017 first quarter results on Form 10Q. Tri-Bridge Ventures, LLC will have the right to fund the remaining balance at any time during the term of the Note.

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

On May 12, 2017 the Company entered into an Agency Services Agreement with Thor Associates for an initial three months and a 5% royalty on the gross sales of Voluptas for three years starting on the date of the Voluptas market launch. Both parties to this agreement will discuss a scope of work beyond the end of the three-month contract end date and will then extend this agreement based on the agreed scope of work to be performed moving forward. The contracts start date is July 1, 2017.

On May 12, 2017 the Company entered into a Corporate Consulting Agreement with Global Discovery Group to create and compose stories and articles about the Company, its industry and competition, syndicate and distribute the stories to major financial websites and wire services to reach potential investors. The agreement runs for six months at a cost of $50,000 per month.

On May 24, 2017 the Company entered into a $10,000 12% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 58% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. This note was entered into to pay an outstanding $10,000 bill from the Company’s prior auditors Malone Bailey.

On June 5, 2017 the Company entered into an Institutional Funding/Sponsorship Services agreement with Eurasian Capital, LLC. Located at One World Trade Center, NY, NY for the express purpose of procuring funding and to communicate with qualified investors, family trusts/hedge funds, private equity and venture capital further publicizing the value and achievement of the Company and existing asset base. Eurasian Capital will receive a fee of $10,000 in the form of restricted 144 shares of the Company and a 7% success fee for the raise of capital.

“In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.”

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$ 8,070	$ 27,767
Current Liabilities	1,054,958	975,107
Working Capital Deficit	(1,046,888)	(947,340)

Cash Flows

	For the three months ended March 31,
	2017	2016
Net Cash Used in Operating Activities	$ (129,697)	$ (41,389)
Net Cash Provided by Financing Activities	110,000	42,276
INCREASE IN CASH	(19,697)	887
CASH AT END OF PERIOD	$ 7,070	$ 1,187

Balance Sheet

At March 31, 2017, the Company had total assets of $8,070 compared with total assets of $27,767 as at December 31, 2016.

The Company had total liabilities of $1,054,958 at March 31, 2017 compared with $975,107 at December 31, 2016. The increase was due to the issuance of additional convertible notes

Income Statement

Revenues

Revenue remained unchanged at $0 during the three months ended March 31, 2017 and 2016

Operating Expenses

During the three months ended March 31, 2017, the Company incurred operating expenses totaling $5,669,646 compared with $29,476 for the three months ended March 31, 2016 due to the issuance of stock for consulting.

Total Other Income (Expense)

During the three months ended March 31, 2017 the company recorded loss on conversion of notes of $127,340 compared with $0 for the same period in 2016.

During the three months ended March 31, 2017 the company recorded gain on derivative liability of $96,653 compared with a loss of (502,047) for the same period in 2016.

Interest expense increased to $126,789 the three months ended March 31, 2017 compared to $123,231 for the three months ended March 31, 2016.

Net Loss

During the three months ended March 31, 2017, the Company realized net loss of ($5,827,122 ($654,754) compared with a net loss of ($654,754) for the three months ended March 31, 2016.  The increase in net loss was primarily due to the shares issued for consulting of $5,542,000

Liquidity and Capital Resources

As of March 31, 2017, the Company had a cash balance of $7,070 and a working capital deficit of $1,046,888, compared with a cash balance of $26,767 and working capital deficit of $947,340 at December 31, 2016.

We do not have sufficient capital to pay our operating expenses.  In addition, as of March 31, 2017, there was $407,977 in convertible notes which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the three months ended March 31, 2017, the Company used ($129,697) of cash from operating activities compared with use of ($41,389) of cash flow during the three months ended March 31, 2016.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, the Company received $110,000 off cash flow from financing activities compared to $42,276 of cash flow from financing activities during the three months ended March 31, 2016.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint.  However, given the cost of continued litigation, the Board of Directors of the Company has agreed to enter into a settlement agreement with the OFR and pay a nominal fine of $25,000.  The settlement payment must be made on or before June 23, 2017.

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

On March 23, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Vista Capital Investments, LLC. a non-affiliate.  The term is for two years, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability. In connection with the note payable the Company is obligated to issue 200,000 shares of common stock that was valued at $120,000. Out of the full consideration $55,000 was recorded as debt discount and the remaining $65,000 was included in interest expense.

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

On December 16, 2016, the Company entered into a $63,250 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $2,750 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability..

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

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

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

On March 7, 2017, the Company entered into a $5,000,000 equity line with Tangier Investment Group, LLC which will require a registration statement to be filed. The Company no longer intends to move forward on the equity line.  As part of the Equity line the Company entered into a commitment note for $29,000.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On January 17, 2017 Vista Capital Investments, LLC converted $10,000 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01925 for 519,481 shares.

On January 24, 2017 Tangiers Investment Group, LLC converted $19,943.00 of its $121,000 note dated February 4, 2016 at a conversion price of  $0.0175 for 1,139,600 shares.

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119.00 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0061 for 1,658,852 shares.

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

     None

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of June, 2017.

MICHAEL JAMES ENTERPRISES, INC. (formerly BullsnBears.com, Inc.)
(the “ Registrant ” )

BY:	/s/ James Farinella
James Farinella, Chief Executive Officer, Chief Financial Officer