Form 10-Q
period 2017-06-30
MJ BIOTECH, INC.
filed 2017-12-05
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54616

MJ BIOTECH, INC.

 (Exact name of registrant as specified in its charter)

(formerly Michael James Enterprises, Inc.)

Wyoming	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 East 17th Street, Suite 80 Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

(561) – 563-3830
(Registrant's telephone number, including area code)

Michael James Enterprises, Inc.

760 Route 10 West, Suite 203

Whippany, New Jersey  07981

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

Emerging Growth Company

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act.  YES    NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 16, 2017, there were 30,903,283 shares of the registrant’ s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $345,210 in notes to non-related parties, all of which if not paid off will convert into common stock over time causing dilution to all shareholders,

·

our ability to continue as a going concern,

·

the limited operating history of our business,

·

our inability to manage our growth,

·

potential infringement of first party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

We maintain our website at www.mjbiotech.com. Information on this website is not a part of this report

Unless specifically set forth to the contrary, when used in this report the terms “MJ Biotech, Inc. (f/k/a Michael James Enterprises, Inc.), the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech, Inc. a Wyoming Corporation (also formerly known as BullsnBears and Spicy Gourmet Manufacturing, Inc). In addition, the “second quarter of 2017” refers to the three months ended June 30, 2017, the “second quarter of 2016” refers to the three months ended June 30, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$ -	$ 26,767
Accounts Receivable	-	1,000
Total Current Assets	-	27,767

TOTAL ASSETS	$ -	$ 27,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	321,410	247,749
Accounts payable – related party	90,377	86,030
Note payable – related party	290	240
Convertible notes payable	266,071	173,597
Derivative Liability (net)	475,579	467,491
Total Current Liabilities	1,153,727	975,107

Long-term Liabilities
Convertible notes payable, net	-	-
Total long-term liabilities	-	-

Total Liabilities	1,153,727	975,107

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,925,000 and 665,000 issued or outstanding respectively,	3,326	66
Common stock; $0.0001 par value, 980,000,000 shares authorized, 25,780,497 and 22,315,946 issued and outstanding, respectively	2,578	2,231
Additional paid-in capital	18,189,425	12,439,406
Accumulated deficit	(19,349,055)	(13,389,043)
Total Stockholders' Equity (Deficit)	(1,153,726)	(947,340)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 27,767

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Consolidated Statements of Operations
(unaudited)
	For the three months ended June 30 ,		For the six months ended June 30 ,
	2017	2016	2017	2016

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation and amortization expense	-	651	-	1,302
Shares issued for Consulting	-	324,700	5,542,000	324,700
General and administrative	80,957	93,247	208,603	122,072

Total Operating Expenses	80,957	418,598	5,750,603	448,074

OPERATING LOSS	(80,957)	(418,598)	(5,750,603)	(448,074)

OTHER INCOME (EXPENSE)
Losses on conversion of notes		-	(127,340)	-
Gain (loss) on derivative liability and finance fees	(44,872)	175,711	51,781	(326,336)
Interest expense	(7,061)	(80,442)	(133,850)	(203,673)

Total Other Income (Expense)	(51,933)	95,269	(209,409)	(530,009)

NET LOSS	$ (132,890)	$ (323,329)	$ (5,960,012)	$ (978,083)

BASIC NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.02)	$ (0.29)	$ (0.07)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,830,350	13,222,015	20,761,494	13,090,143

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MJ BIOTECH, INC.
(Formerly Michael James Enterprises, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,960,012)	$ (978,083)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,302
Change in Debt discount	27,526	83,012
Financing fees, Shares issued and note penalties	150,290	65,000
Shares issued for consulting	5,564,323	324,700
Changes in operating assets and liabilities
Change in Accounts Receivable	1,000	-
Change in Derivative Liability	(8,087)	326,336
Increase in accounts payable and accrued liabilities	78,008	125,470
Increase in accounts payable and accrued liabilities - related party	-	7,754
Net Cash Used in Operating Activities	(146,952)	(44,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from convertible notes payable	120,000	220,000
Proceeds (payments) from notes payable related party	50	24,209
Proceeds from notes payable, related party	-	(200,000)
Net Cash Provided by Financing Activities	120,185	44,209

INCREASE IN CASH	(26,767)	(300)

CASH AT BEGINNING OF PERIOD	26,767	300

CASH AT END OF PERIOD	$ -	$ -

Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -

Supplemental Non - Cash Disclosure:
Shares issued for services	5,542,000	324,700
Shares issued for note conversions	$ 211,624	$ -

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MJ BIOTECH, INC.

(formerly Michael James Enterprises, Inc.)
Notes to the Condensed Consolidated Unaudited Financial Statements

1.

Nature of Operations and Continuance of Business

The unaudited interim condensed consolidated financial statements included herein have been prepared by MJ Biotech, Inc. (formerly Michael James Enterprises, Inc.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

Our goal is to create a well-known brand and distribution network that will not only serve as a viable sales and distribution channel for the Company’s products, but also for third party vendors and their products. The Company is focused on branding its catch phrase “Beauty Backed By Science”. Meaning, science backed products that enhance the inner beauty as well as the outer beauty of all people, with an emphasis on women. The Company has also launched a new marketing campaign with a new logo in the shape of a woman with words written inside of the woman describing “what is a beautiful woman.” We call this woman “BEAUTY”.

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

Acquisition of RP Capital In Place Of The Proposed Acquisition of MJ Biotech Inc. (formerly known as Michael James Enterprises, Inc).

On August 4, 2016, the company’s Board of Directors approved an asset purchase agreement with RP Capital Group, Ltd. to acquire all rights and title to the studies and intellectual property to a dranabinol based treatment for sleep apnea. This acquisition substituted the contemplated acquisition of MJ Biotech, Inc., a Wyoming corporation (formerly known as Michael James Enterprises, Inc) acquisition did not move forward as the acne based product it was bringing to market has experienced several significant setbacks and the Board of Directors has determined that the proposed agreement was not in the best interest of the Company and its shareholders. In the third quarter the California as a wholly owned subsidiary. Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited financial statements Zen Hero currently generates more than $100,000 per month in sales and is profitable. The Company is working towards auditing Zen Hero’s financials in preparation to close on the acquisition into MJ Biotech as a wholly-owned subsidiary.  There is no guarantee that this acquisition will be completed. MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

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

In November 2012 we changed our name to BullsnBears.com, Inc. Effective December 11, 2015, we changed our name to Michael James Enterprises, Inc., and entered into an Agreement for Plan of Merger and Reorganization between the Company and Michael James Enterprises, Inc., a Nevada corporation.  On August 4, 2016, the Company changed its direction and decided to acquire RP Capital Group, Ltd. and all of its intellectual property associated with a

Dronabinol based treatment for sleep apnea. Additionally, the Company decided to develop and bring to market a female sexual arousal enhancer – VOLUPTAS. Trademark and patent applications were filed, and the Company is currently in the process of securing $2,500,000 of funding to manufacture and bring to market this product. There is no guarantee these funds will be raised.

On December 31, 2015, the Company formed a new wholly-owned company, BullsnBears Holdings, LLC., for the purpose of holding the Company’s intellectual property assets.  As contractually agreed to, the Company's wholly-owned subsidiary, BullsnBears, Holdings LLC. was spun off in its entirety including all of the assets and liabilities of the subsidiary including certain liabilities of the parent company that were incurred by the previous management including BullsnBears Holdings, LLC. Intellectual Property assets, including its websites, URL’s, and proprietary software, were transferred through a share dividend to MJTV shareholders of record as of the close of business on December 28, 2016, with one share of BullsnBears Holdings, LLC.  Common Stock distributed for each one share of MJTV Common Stock owned as of the record date.  Distribution of the shares took place on December 28, 2016.

Prior to that, effective December 11, 2015, the Company filed an Amendment to the Company’s Articles of Incorporation changing the Company’s name to “Michael James Enterprises Inc.” and filed with FINRA for a new stock ticker symbol “MJTV”. Since August of 2016 the Company created the alchemy of essential oils called LUNA to help a person relax and hopefully achieve better sleep. Additionally, the Company’s then CEO, James M. Farinella, designed a creative noninvasive delivery system for an active ingredient which was assigned to the company by the then CEO in exchange for 2,350,000 Preferred B shares. This product VOLUPTAS, now patent pending with a filing for a trademark on the Name VOLUPTAS. On April 12, 2017, the Company changes its name to MJ Biotech, Inc. to better represent the new direction of the Company.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through June 30, 2017, the Company has generated minimal revenues and has an accumulated deficit of ($19,349,053). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying financial statements reflect the individual financial statements of MJ Biotech, Inc. taking into account the spinoff of BullsnBears Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of June 30, 2017 and June 30, 2016, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of June 30, 2017, the Company had outstanding warrants to purchase 5,000,000 shares of common stock. The Company also had outstanding convertible notes of $266,071 that could be converted into additional shares as of June 30, 2017.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes and Convertible Notes Payable

Consulting Expense

As of June 30, 2017, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

As of June 30, 2017, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of June 30, 2017, the company owes the former CEO (James Farinella) of the Company $15,434 in expenses paid for the Company.

In February 2017 the Company’s then Chief Operating Officer, Gina Morreale, was issued 240,000 preferred B shares. The Company agreed to issue these shares to Ms. Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

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

On December 5, 2016, the Company entered into a $79,000 10% Convertible Promissory Note with GHS Investments, LLC, a non-affiliate.  The term is for eight months, with an original issuance discount of $9,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On December 16, 2016, the Company entered into a $63,250 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $8,250 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

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

On March 17, 2017 Collier Investments, LLC converted $7,995.00 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0.00410 for 1,950,000 shares.

On March 3, 2017 Vista Capital Investments, LLC converted $5,637.50 of its $60,500 note dated March 23, 2016 at a conversion price of $0.00451 for 1,250,000 shares.

On March 9, 2017 GHS Investments, LLC converted $4,100.00 of its $66,500 note it acquired from Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0041 for 1,000,000 shares.

On March 17, 2017 Collier Investments, LLC converted $7,995.00 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0.00410 for 1,950,000 shares.

On March 9, 2017 GHS Investments, LLC. converted $4,100.00 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0041 for 1,000,000 common shares.

On April 7, 2017 GHS Investments, LLC. converted $3,300.00 of of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0033 for 1,000,000 common shares.

On May 16, 2017 the Company entered into a $200,000 8% Convertible Promissory Note with Tri-Bridge Ventures LLC, a non-affiliate. The term of the Note is for 9 months. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which, shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. Tri-Bridge Ventures, LLC will fund $100,000 of the $200,000 Convertible Promissory Note Upon the filing of the Company’s 2016 year-end audited financial statements on Form 10K and the 2017 first quarter results on Form 10Q. Tri-Bridge Ventures, LLC will have the right to fund the remaining balance at any time during the term of the Note. This transaction never closed and the agreement was terminated

On May 16, 2017, the Company entered into a $10,000,000 equity line with GPL Ventures, LLC, which will require a registration statement to be filed. As part of the Equity line the Company entered into a commitment note for $100,000. The term of the Note is for 6 months.

The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price, which shall be equal to 80% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. The company no longer plans on moving forward with GPL Ventures, LLC on the equity line.

On May 12, 2017 the Company entered into an Agency Services Agreement with Thor Associates for an initial three months and a 5% royalty on the gross sales of Voluptas for three years starting on the date of the Voluptas market launch. Both parties to this agreement will discuss a scope of work beyond the end of the three-month contract end date and will then extend this agreement based on the agreed scope of work to be performed moving forward. The contracts start date is July 1, 2017. This agreement is no longer in effect.

On May 12, 2017 the Company entered into a Corporate Consulting Agreement with Global Discovery Group to create and compose stories and articles about the Company, its industry and competition, syndicate and distribute the stories to major financial websites and wire services to reach potential investors. The agreement runs for six months at a cost of $50,000 per month. This agreement was terminated by the Company in the month of July 2017. Nothing was ever paid to Global Discovery Group and no work was ever performed.

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

On June 5, 2017 the Company entered into an Institutional Funding/Sponsorship Services agreement with Eurasian Capital, LLC. located at One World Trade Center, NY, NY for the express purpose of procuring funding and to communicate with qualified investors, family trusts/hedge funds, private equity and venture capital further publicizing the value and achievement of the Company and existing asset base. Eurasian Capital will receive a fee of $10,000 in the form of restricted 144 shares of the Company and a 7% success fee for the raise of capital. No capital was raised and this transaction was later canceled during the third quarter of 2017.

On May 2, 2017 the Company entered into a Securities Purchase Agreement with GPL Ventures LLC the agreement allows the Company to draw down up to $10,000,000 over the term of the agreement with a maximum drawdown of $125,000 at one time.

Accrued interest on all outstanding non-related-party Notes was $33,487 at June 30, 2017 and $16,266 as for December 31, 2016.

Debt Discount
Balance as of December 31, 2015	$ -
Initial recognition of debt discount for derivative liability and share issuance 2016	242,000
Amortization of Debt Discount 2016	(70,387)
Debt Discount Balance as of December 31, 2016	171,613
Initial recognition of debt discount for derivative liability and share issuance 2017	106,000
Amortization of Debt Discount 2017	(129,008)
Debt discount Balance as of June 30, 2017	$ 148,605

Balance of December 31, 2016	$ 345,210
Notes Payable recorded in 2017	168,995
Notes converted in 2017	(69,529)
Total Notes payable at, 2017	414,676
Debt discount	(148,605)
Notes Payable, net at June 30, 2017	266,071

NOTE 4 – DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

During the Six months ending June 30, 2017, the company issued fourconvertible promissory notes totaling $120,000.

The following table represents the Company’s derivative liability and debt discount activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2016	$467,492
Initial recognition of additional derivative liability	155,254
Change in the fair value	(147,167)
Balance as of June 30, 2017	$ 475,579

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock Warrants

In December, 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants. Pursuant to an extension approved by the Board of Directors in June, 2015, all Warrants expired on November 19, 2017.

The following table summarizes the outstanding warrants and associated activity for the six months ended June 30, 2017:

	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2016	5,000,000	$ 0.25	0.39
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2017	5,000,000	$ 0.25	0.39

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint.  However, given the cost of continued litigation, the Board of Directors of the Company has agreed to enter into a settlement agreement with the OFR and pay a nominal fine of $25,000. The settlement payment must be made on or before June 23, 2017. The payment was not made and on July 3, 2017 a final Order was entered in the amount of $980,000. The Company is hopeful that when resources permit the Company can settle the Final Order for an amount similar to the $25,000 previously agreed to.

NOTE 7 – SUBSEQUENT EVENTS

In the third quarter the Company entered into a Binding Letter of Intent to acquire Zen Hero, Inc based in Southern California as a wholly owned subsidiary. Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited numbers Zen Hero Currently generates more than $100,000 per month in sales and is profitable. The Company is working towards auditing Zen Hero’s financials in preparation to close on the acquisition into MJ Biotech as a wholly-owned subsidiary.  There is no guarantee that this acquisition will be completed. MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

In the third quarter of 2017 James Farinella resigned as an officer and director of MJ Biotech and was replaced by Maxine Pierson as the new CEO and Chairman of the Board of Directors.

In the third quarter of 2017 Raj Oamnani resigned as a diector of MJ Biotech, Inc.

In the third quarter of 2017 Gina Morreale resigned as an officer and director of MJ Biotech and returned all preferred B shares held by her for cancellation.

On July 3, 2017 a final Order was entered by the OFR in the amount of $980,000.

On July 6, 2017 Power Up Lending Group LTD. converted $1,070.00 of its $80,000 note dated January 5, 2017 at a conversion price of $0.00092 for 1,163,043 common shares.

On July 21, 2017 Power Up Lending Group LTD. converted $795.00 of its $80,000 note dated January 5, 2017 at a conversion price of $0.00068 for 1,169,118 common shares.

On July 27, 2017 Power Up Lending Group LTD. converted $890.00 of its $80,000 note dated January 5, 2017 at a conversion price of $0.00064 for 1,390,625 common shares.

On August 2, 2017 Power Up Lending Group LTD. converted $770.00 of its $80,000 note dated January 5, 2017 at a conversion price of $0.00055 for 1,400,000 common shares.

On August 9, 2017 Power Up Lending Group LTD. converted $770.00 of its $80,000 note dated January 5, 2017 at a conversion price of $0.00055 for 1,400,000 common shares.

In August 2017, the Company’s former CEO was served with a Summons and Complaint from the Superior Court of the State of New Jersey, Camden County (Docket No. CAM-L-2600-17) seeking payment of an unpaid invoice to the Company’s former auditors Friedman LLP in the amount of $8,240.  The Company will contest the amount allegedly due.

 “In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 thru November 18, 2017 issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.”

All outstanding common stock warrants are expired on November 19, 2017.

ITEM 2.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Working Capital

	Unaudited
	June 30, 2017	December 31, 2016
Current Assets	$ -	$ 27,767
Current Liabilities	1,153,727	975,107
Working Capital Deficit	(1,153,727)	(947,340)

Cash Flows

	For the six months ended June 30,
	2017	2016
Net Cash Used in Operating Activities	$ (146,817)	$ (44,509)
Net Cash Provided by Financing Activities	120,050	44,209
INCREASE IN CASH	(26,767)	(300)
CASH AT END OF PERIOD	$ -	$ -

Balance Sheet

At June 30, 2017, the Company had total assets of $0 compared with total assets of $27,767 as at December 31, 2016.

The Company had total liabilities of $1,153,727 at June 30, 2017 compared with $975,107 at December 31, 2016. The increase was due to the issuance of additional convertible notes and accrued expenses.

Income Statement

Revenues

Revenue remained unchanged at $0 during the six months ended June 30, 2017 and 2016.

Operating Expenses

During the three months ended June 30, 2017, the Company incurred operating expenses totaling $80,957 compared with $418,598 for the three months ended June 30, 2016 due to the issuance of stock for consulting.

During the six months ended June 30, 2017, the Company incurred operating expenses totaling $5,750,603 compared with $448,074 for the six months ended June 30, 2016 due to the issuance of stock for consulting

Net Loss

During the three months ended June 30, 2017 and 2016, the Company realized net loss of $(132,890) compared with a net loss of $(323,329).

During the six months ended June 30, 2017 and 2016, the Company realized net loss of $(5960,012) compared with a net loss of $(978,083).

Liquidity and Capital Resources

As of June 30, 2017, the Company had a cash balance of $0 and a working capital deficit of $(1,153,727), compared with a cash balance of $26,767 and working capital deficit of $(947,340) at December 31, 2016.

We do not have sufficient capital to pay our operating expenses.  In addition, as of June 30, 2017, there was $414,676 in convertible notes which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the six months ended June 30, 2017, the Company used ($146,817) of cash from operating activities compared with use of ($44,509) of cash flow during the six months ended June 30, 2016.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, the Company received $120,050 of cash flow from financing activities compared to $44,209 of cash flow from financing activities during the six months ended June 30, 2016.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On June 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint.  However, given the cost of continued litigation, the Board of Directors of the Company has agreed to enter into a settlement agreement with the OFR and pay a nominal fine of $25,000.  The settlement payment must be made on or before June 23, 2017.  The payment was not made and on July 3, 2017 a final Order was entered in the amount of $980,000.  The Company is hopeful that when resources permit the Company can settle the Final Order for an amount similar to the $25,000 previously agreed to.

In August 2017, the Company’s former CEO was served with a Summons and Complaint from the Superior Court of the State of New Jersey, Camden County (Docket No. CAM-L-2600-17) seeking payment of an unpaid invoice to the Company’s former auditors Friedman LLP in the amount of $8,240.  The Company will contest the amount allegedly due.

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

On December 16, 2016, the Company entered into a $63,250 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $8,250 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On March 17, 2017 Collier Investments, LLC converted $7,995.00 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0.00410 for 1,950,000 shares.

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

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

On March 17, 2017 Collier Investments, LLC converted $7,995.00 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0.00410 for 1,950,000 shares.

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

On May 2, 2017 the Company entered into a Securities Purchase Agreement with GPL Ventures LLC the agreement allows the Company to draw down up to $10,000,000 over the term of the agreement with a maximum drawdown of $125,000 at one time.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of December 2017.

MJ BIOTECH, INC. (formerly Michael James Enterprises, Inc.)
(the “ Registrant ” )

BY:	/s/ Maxine Pierson
Maxine Pierson, Chief Executive Officer, Chief Financial Officer