Form 10-Q
period 2017-09-30
MJ BIOTECH, INC.
filed 2017-12-29
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December, 16, 2017, there were 32,703,283 shares of the registrant’ s $0.0001 par value common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $331,643 in notes to non-related parties, all of which if not paid off will convert into common stock over time causing dilution to all shareholders,

·

our ability to continue as a going concern,

·

the limited operating history of our business,

·

our inability to manage our growth,

·

potential infringement of first party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

OTHER PERTINENT INFORMATION

We maintain our website at www.mjbiotech.com. Information on this website is not a part of this report

Unless specifically set forth to the contrary, when used in this report the terms “MJ Biotech, Inc. (f/k/a Michael James Enterprises, Inc.), the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech, Inc. a Wyoming Corporation (also formerly known as BullsnBears and Spicy Gourmet Manufacturing, Inc). In addition, the “third quarter of 2017” refers to the three months ended September 30, 2017, the “third quarter of 2016” refers to the three months ended September 30, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Condensed Consolidated Balance Sheets

	(un-audited)
	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$ -	$ 26,767
Accounts Receivable	-	1,000
Total Current Assets	-	27,767

TOTAL ASSETS	$ -	$ 27,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	357,101	247,749
Accounts payable – related party	92,007	86,030
Note payable – related party	290	240
Notes Payable – Net of Debt Discount	10,500	-
Convertible notes payable	321,144	173,597
Derivative Liability (net)	593,109	467,491
Total Current Liabilities	1,374,151	975,107

Longterm Liabilities
Convertible notes payable, net	-	-
Total longterm liabilities	-	-

Total Liabilities	1,374,151	975,107

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,925,000 and 665,000 issued or outstanding respectively, as of September 30, 2017 and December 31, 2016 respectively,	3,326	66
Common stock; $0.0001 par value, 980,000,000 shares authorized, 32,303,283 and 22,315,946 issued and outstanding as of September 30, 2017 and December 31, 2016 respectively,	3,231	2,231
Additional paid-in capital	18,198,717	12,439,406
Accumulated deficit	(19,579,424)	(13,389,043)
Total Stockholders' Equity (Deficit)	(1,374,151)	(947,340)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 27,767

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)
	For the three months ended September 30 ,		For the nine months ended September 30 ,
	2017	2016	2017	2016

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation and amortization expense	-	651	-	1,953
Shares issued for Consulting	-	808,340	5,542,000	1,133,040
General and administrative	11,369	91,917	219,972	214,630

Total Operating Expenses	11,369	900,908	5,761,972	1,349,623

OPERATING LOSS	(11,369)	(900,908)	(5,761,972)	(1,349,623)

OTHER INCOME (EXPENSE)
Loss on conversion of notes		-	(127,340)	-
Gain (loss) on derivative liability and finance fees	(210,545)	148,762	(158,764)	(177,574)
Interest expense	(8,454)	(80,136)	(142,304)	(283,809)

Total Other Income (Expense)	(218,999)	68,626	(428,408)	(461,383)

NET LOSS	$ (230,368)	$ (832,282)	$ (6,190,380)	$ (1,811,006)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.04)	$ (0.25)	$ (0.12)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,315,979	18,851,502	24,761,082	15,027,530

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,190,380)	$ (1,811,006)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,953
Change in Debt discount	55,874	124,780
Financing fees, Shares issued and note penalties	233,691	-
Shares issued for consulting	5,542,000	1,133,040
Changes in operating assets and liabilities
Change in Accounts Receivable	1,000	-
Change in Derivative Liability	110,168	177,574
Increase in accounts payable and accrued liabilities	88,699	293,060
Increase in accounts payable and accrued liabilities - related party	1,631	36,130
Net Cash Used in Operating Activities	(157,317)	(44,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	-
Proceeds (payments) from convertible notes payable	120,000	220,000
Proceeds (payments) from convertible notes payable	-	-
Proceed from notes payable	10,500
Proceeds (payments) from notes payable related party	50	24,209
Payments to notes payable, related party	-	(200,000)
Net Cash Provided by Financing Activities	130,550	44,209

Increase (Decrease) in Cash	(26,767)	(260)

CASH AT BEGINNING OF PERIOD	26,767	300

CASH AT END OF PERIOD	$ (0)	$ 40

Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -

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

We were a Company focused on developing intellectual property. We have, since the beginning of the third quarter of 2017, changed our focus toward Nutraceuticals. With this change in focus we entered into a “Binding Letter of Agreement” on July 26, 2017  to acquire ZEN HERO, Inc. d/b/a Zen’s Tea House “Zen”.  The business of Zen is a formulator of organic teas and herbs (“Nutraceuticals”) for sale to the public and other businesses.  Zen, currently works with doctors and other health professionals to develop teas and herbs to assist in the development of alternative solutions to the current medicines offered to patients and non-patients alike.

Zen cannot make any health claims or state that green tea is possesses specific health benefits. However, Zen can offer anecdotal literature and other information on diet and health benefits others have experienced and point people to ethically sound, licensed medical physicians who can offer medical advice, diagnosis, and treatment.

Our goal is to halp Zen create a well-known brand within the Nutraceutical market segment.  To accomplish this goal. Zen is currently selling their teas and herbs through three main distribution networks.

The primary distribution source is via farmers markets. Zen currently operates in over 35 farmers markets per week. Farmers markets provide a valuable sales and distribution channel for the Zen’s products. Private markets are solitary events held by corporations for their employees as part of their health and wellness programs. Online sales are Zen’s main focus for growth through Zen’s website www.zenstea.com

Competition

Most of Zen’s competitors online are well-established and have substantially greater financial resources than dozen does. Some of our online competitors are the “Full Leaf Company”, the “Republic Coffee and Tea Company” and “Adagio Teas”. Zen is currently working on increasing its online presence. Zen has little or no competitions in its current farmers markets and with the growth of the farmers markets segments across the nation this is an area Zen has the opportunity to expand.

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

Acquisition of Zen Hero, Inc., d/b/a Zen’s Tea House.

On July 26, 2017, the Company entered into a “Binding Letter of Agreement” for the acquisition of ZEN HERO, Inc. d/b/a Zen’s Tea House.  The business of ZEN HERO is a formulator of Organic Teas for sale to the public and other businesses.  The transaction is anticipated to close within ninety (90) days.  The proposed purchase price is a combination of cash ($750,000) and stock. $400,000 is payable on closing with the balance to be paid based on performance milestones. Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited financial statements, Zen Hero currently generates more than $100,000 per month in sales and is profitable. The Company is working towards auditing Zen Hero’s financial statements in preparation to close on the acquisition into the Company as a wholly-owned subsidiary.  There is no guarantee that this acquisition will be completed.

Our History

We were organized under the laws of the State of Delaware on December 30, 2010 under the name Spicy Gourmet International, Inc. as part of the implementation of the Chapter 11 plan of reorganization of Spicy Gourmet Organics, Inc. ("SGO"), a California corporation. SGO was incorporated in the State of California in 2006 and was formed to import specialty, organic spices from South Asia and sell them in the United States. SGO was undercapitalized and sales of its spice products were slow to develop, possibly due to the recession in the 2007-2008-time period. As a result, SGO lacked sufficient cash flow to meet its current obligations and on October 1, 2010 SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California. SGO's plan of reorganization was confirmed by the Court on November 19, 2010.

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

The Court also ordered the distribution of warrants to all administrative creditors of SGO, with these creditors to receive five warrants exercisable into shares of our common stock for each $0.05 of SGO's administrative debt which they held. All warrants were exercisable at any time prior to November 19, 2017.  No Warrants were exercised prior to their expiration.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through September 30, 2017, the Company has generated minimal revenues and has an accumulated deficit of ($19,579,424). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying financial statements reflect the individual financial statements of MJ Biotech, Inc. taking into account the spinoff of BullsnBears Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of September 30, 2017 and September 30, 2016, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. As of September, 30, 2017, the Company had outstanding warrants to purchase 5,000,000 shares of common stock. The Company also had outstanding convertible notes of $436,882 that could be converted into additional shares as of September 30, 2017.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As of September, 30, 2017, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

As of September, 30, 2017, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of September 30, 2017, the company owes the former CEO (James Farinella) of the Company $15,434 in expenses paid for the Company.

In February 2017 the Company’s then Chief Operating Officer, Gina Morreale, was issued 240,000 preferred B shares. The Company agreed to issue these shares to Ms. Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

On August 4, 2016 the company issued 660,000 shares of preferred B shares to RP Capital Group. Ltd. for research and development services. Each preferred B share is convertible into 100 shares of the company’s common stock. During the three months ended September 30, 2017, Maxine Person our CEO paid $1,631in miscellaneous operating expenses.

NOTE 3 - CONVERTIBLE AND PROMISSORY NOTES PAYABLE

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

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.  Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note.

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

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.  Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note.

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

On April 7, 2017 GHS Investments, LLC. converted $3,300.00 of  its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0033 for 1,000,000 common shares. On May 2, 2017 the Company entered into a Securities Purchase Agreement with GPL Ventures LLC the agreement allows the Company to draw down up to $10,000,000 over the term of the agreement with a maximum drawdown of $125,000 at one time.

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

On May 16, 2017 the Company entered into a $200,000 8% Convertible Promissory Note with Tri-Bridge Ventures LLC, a non-affiliate. The term of the Note is for 9 months. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which, shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. Tri-Bridge Ventures, LLC will fund $100,000 of the $200,000 Convertible Promissory Note Upon the filing of the Company’s 2016 year-end audited financial statements on Form 10K and the 2017 first quarter results on Form 10Q. Tri-Bridge Ventures, LLC will have the right to fund the remaining balance at any time during the term of the Note. This transaction never closed, and the agreement was terminated

On May 16, 2017, the Company entered into a $10,000,000 equity line with GPL Ventures, LLC, which will require a registration statement to be filed. As part of the Equity line the Company entered into a commitment note for $100,000. The term of the Note is for 6 months.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price, which shall be equal to 80% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. The company no longer plans on moving forward with GPL Ventures, LLC on the equity line.

On May 24, 2017 the Company entered into a $10,000 12% Convertible Promissory Note with PowerUp Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 58% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note.

On July 6, 2017 Power Up Lending Group LTD. converted $1,070.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00092 for 1,163,043 common shares.

On July 21, 2017 Power Up Lending Group LTD. converted $795.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00068 for 1,169,118 common shares.

On July 27, 2017 Power Up Lending Group LTD. converted $890.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00064 for 1,390,625 common shares.

On August 2, 2017 Power Up Lending Group LTD. converted $770.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00055 for 1,400,000 common shares.

On August 9, 2017 Power Up Lending Group LTD. converted $770.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00055 for 1,400,000 common shares.

In September 2017, the Company entered two Promissory Notes for $5,000 each with an unrelated private party.  The Notes bear interest at the rate of 4% per annum and are due on January 30, 2018.

Accrued interest on all outstanding non-related-party Notes was $41,941 at September 30, 2017 and $16,266 as for December 31, 2016.

Debt Discount
Balance as of December 31, 2015	$ -
Initial recognition of debt discount for derivative liability and share issuance 2016	242,000
Amortization of Debt Discount 2016	(70,387)
Debt Discount Balance as of December 31, 2016	171,613
Initial recognition of debt discount for derivative liability and share issuance 2017	196,000
Amortization of Debt Discount 2017	(251,874)
Debt discount Balance as of September 30, 2017	$ 115,739

Balance of December 31, 2016	$ 345,210
Notes Payable recorded in 2017	175,995
Notes converted in 2017	(73,823)
Total Notes payable at, 2017	447,382
Debt discount	(115,738)
Notes Payable, net at September 30, 2017	$ 331,644

NOTE 4 – DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

During the Nine months ending September 30, 2017, the company issued four convertible promissory notes totaling $125,000.

The following table represents the Company’s derivative liability and debt discount activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2016	$ 467,492
Initial recognition of additional derivative liability	259,697
Change in the fair value	(134,080)
Balance as of September 30, 2017	$ (593,109)

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock Warrants

In December 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants. Pursuant to an extension approved by the Board of Directors in June 2015, all Warrants expired on November 19, 2017.

The following table summarizes the outstanding warrants and associated activity for the nine months ended September 30, 2017:

	Number of	Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Price	Remaining
Contractual
Life
Balance, December 31, 2016	5,000,000	$ 0.25	0.84
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, September 30, 2017	5,000,000	$ 0.25	0.14

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint.  However, given the cost of continued litigation, the Board of Directors of the Company has agreed to enter into a settlement agreement with the OFR and pay a nominal fine of $25,000. The settlement payment must be made on or before June 23, 2017. The payment was not made and on July 3, 2017 a final Order was entered in the amount of $980,000. The Company is hopeful that when resources permit the Company can settle the Final Order for an amount similar to the $25,000 previously agreed to, this is included in our accrued expenses.

NOTE 7 – SUBSEQUENT EVENTS

In October the Company entered into a Promissory Note for $29,500 with an unrelated private Party. The Note bears interest at the rate of 4% per annum and has a due date of April 30, 2018.

In December the Company entered into a Promissory Note for $9,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of April 30, 2018.

On or about October 18, 2017, KLJ & Associates LLP (“KLJ”) withdrew as the Company’s independent registered public accounting firm as it has sold its audit practice. During the period from August 18, 2016 (the date of KLJ’s appointment as the Company’s independent registered public accounting firm) through the effective date of KLJ’s withdrawal, there were no disagreements with KLJ on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of KLJ, would have caused it to make reference to the subject matter of such disagreements in any future report on our financial statements for any periods during which KLJ was engaged.

The Company’s Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered public accounting firm effective as of October 23, 2017.

The Company has appointed Mountain Share Transfer LLC. (“Mountain”) as its transfer agent and registrar effective on or about November 10, 2017. All of the Company’s registered shares of common stock have been transferred from Platinum Stock Transfer Inc. to “Mountain” in accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 thru December 18, 2017 issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.”

All outstanding common stock warrants expired on November 19, 2017.

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

RESULTS OF OPERATIONS

Working Capital

	Unaudited
	September 30, 2017	December 31, 2016
Current Assets	$ -	$ 27,767
Current Liabilities	1,374,151	975,107
Working Capital Deficit	(1,374,151)	(947,340)

Cash Flows

	For the nine months ended September 30,
	2017	2016
Net Cash Used in Operating Activities	$ (157,317)	$ (44,469)
Net Cash Provided by Financing Activities	130,550	44,209
Increase (decrease) in Cash	(26,767)	(260)
Cash at end of Period	$ (0)	$ 40

Balance Sheet

At September 30, 2017, the Company had total assets of $0 compared with total assets of $27,767 as at December 31, 2016.

The Company had total liabilities of $1,374,151 at September 30, 2017 compared with $975,107 at December 31, 2016. The increase was due to the issuance of additional convertible notes and accrued expenses.

Income Statement

Revenues

Revenue remained unchanged at $0 during the nine months ended September 30, 2017 and 2016.

Operating Expenses

During the three months ended September 30, 2017, the Company incurred operating expenses totaling $11,369 compared with $900,908 for the three months ended September 30, 2016 due to the issuance of stock for consulting.

During the nine months ended September 30, 2017, the Company incurred operating expenses totaling $5,761,972 compared with $1,349,623 for the nine months ended September 30, 2016 due to the issuance of stock for consulting

Net Loss

During the three months ended September 30, 2017 and 2016, the Company realized net loss of $(230,368) compared with a net loss of $(832,282). The loss in 2017 and 2016 was mainly due to  due to shares issued for consulting.

During the nine months ended September 30, 2017 and 2016, the Company realized net loss of $(6,190,380) compared with a net loss of $(1,811,006). The loss in 2017 was mainly due to change in derivative liability and financing fees. The loss in 201 was mainly due to shares issued for consulting.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a cash balance of $0 and a working capital deficit of $(1,374,151), compared with a cash balance of $26,767 and working capital deficit of $(947,340) at December 31, 2016.

We do not have sufficient capital to pay our operating expenses.  In addition, as of September 30, 2017, there was $448,277 in notes payable which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, the Company used ($157,317) of cash from operating activities compared with use of ($44,469) of cash flow during the nine months ended September 30, 2016.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, the Company received $130,550 of cash flow from financing activities compared to $44,209 of cash flow from financing activities during the nine months ended September 30, 2016.

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

Based on that evaluation, our chief executive officer who also serves as our chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In August 2017, the Company’s former CEO was served with a Summons and Complaint from the Superior Court of the State of New Jersey, Camden County (Docket No. CAM-L-2600-17) seeking payment of an unpaid invoice to the Company’s former auditors Friedman LLP in the amount of $8,240.  On or about October 20, 2017the Plaintiff improperly obtain a Judgment by default. The Company will make a motion to vacate the default, seek sanctions against Plaintiff and its counsel, and contest the amount allegedly due.

On or about November 21, 2017 Power Up Lending Group, LTD filed a Complaint against the Company in the Federal District Court for the Eastern District of New York alleging the Company’s default under various Convertible Promissory Notes.  The Company has not yet been served with the Summons and Complaint and will vigorously defend this action.

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

In the third quarter the Company entered into a Binding Letter of Intent to acquire Zen Hero, Inc based in Southern California as a wholly owned subsidiary. A portion of the Purchase Pice will be pai in stock.  Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited numbers Zen Hero Currently generates more than $100,000 per month in sales and is profitable. The Company is working towards auditing Zen Hero’s financials in preparation to close on the acquisition into MJ Biotech as a wholly-owned subsidiary.  There is no guarantee that this acquisition will be completed. MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of December 2017.

MJ BIOTECH, INC. (formerly Michael James Enterprises, Inc.)
(the “ Registrant ” )

BY:	/s/ Maxine Pierson
Maxine Pierson, Chief Executive Officer, Chief Financial Officer