Form 10-K
period 2017-12-31
MJ BIOTECH, INC.
filed 2018-08-20
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2017

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF  1934

Commission File No.:  000-54616

MJ BIOTECH, INC.

(Exact name of registrant as specified in its charter)

(Formerly Michael James Enterprises, Inc.)

Wyoming	45-2288672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 East 17th Street, Suite 80 Cheyenne, WY 82001

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (561) 563-3830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Name of each exchange on which registered:

                                 None

                    Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0 01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes[  ] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ¨   No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter.  Approximately $113,061.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 27, 2018, the registrant had 53,348,590 shares of the registrant’s $0.0001 par value common stock issued and outstanding. The registrant also had 4,000 Preferred A shares, 3,781,700 Preferred B shares and 160,000 Preferred C shares. All issued and outstanding Preferred shares have a par value $.0001 per shares.

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

Definitive Schedule 14C Information Statement file July 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $544,556 in notes and accrued interest of $119,344 to non-related parties, all of which if not paid off will convert into common stock over time causing dilution to all shareholders.,

·

our ability to continue as a going concern,

·

our inability to manage our growth,

·

potential infringement of third party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

the status of an action pending in the Office of Financial Regulation of the State of Florida,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

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

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech Inc., f/k/a Michael James Enterprises, Inc., also f/k/a as BullsnBears.com, Inc., a WYOMING corporation In addition, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

PART I

    ITEM 1.   BUSINESS OVERVIEW.

1.

Nature of Operations and Continuance of Business

The audited financial statements included herein have been prepared by MJ Biotech, Inc. (formerly Michael James Enterprises, Inc.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.

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

Zen cannot make any health claims or state that green tea possesses specific health benefits. However, Zen can offer anecdotal literature and other information on diet and health benefits others have experienced and point people to ethically sound, licensed medical physicians who can offer medical advice, diagnosis, and treatment.

Our goal is to help Zen create a well-known brand within the Nutraceutical market segment. To accomplish this goal, Zen is currently selling their teas and herbs through three main distribution networks.

The primary distribution source is via farmers markets. Zen currently operates in over 40 farmers markets per week. Farmers markets provide a valuable sales and distribution channel for the Zen’s products. Private markets are solitary events held by corporations for their employees as part of their health and wellness programs. Online sales are Zen’s main focus for growth through Zen’s website www.zenstea.com

Capital Needs

Our ability to implement this business model, develop, and market our products and services via Farmers Markets, Special Events and online with our ecommerce website is dependent upon our ability to raise sufficient capital. We have determined we need to raise approximately $1,500,000 for general operating capital, including funds necessary to hire and compensate executive and other employees, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $63,500 in promissory notes and $603,361 in convertible promissory notes during 2016 through 2017 we do not have any firm commitments to provide the balance of this capital and there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

Competition

Most of Zen’s competitors online are well-established and have substantially greater financial resources than Zen does. Some of our online competitors are the “Full Leaf Company”, the “Republic Coffee and Tea Company” and “Adagio Teas”. Zen is currently working on increasing its online presence. Zen has little or no competitions in its current farmers markets and with the growth of the farmers markets segment across the nation this is an area Zen has the opportunity to expand.

Governmental regulation

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

    Employees

As of December 31, 2017, we have 2 full time employees, and Company operations are being conducted at our corporate offices   located in Cheyenne Wyoming 82001 at 109 East 17th Street, Suite 80.

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

On August 4, 2016, the company’s Board of Directors approved an asset purchase agreement with RP Capital Group, Ltd. to acquire all rights and title to the studies and intellectual property to a dronabinol based treatment for sleep apnea. This acquisition substituted the contemplated acquisition of Michael James Enterprises, Inc., a Nevada corporation which did not move forward as the acne-based product it was bringing to market has experienced several significant setbacks and the Board of Directors has determined that the proposed agreement was not in the best interest of the Company and its shareholders.

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

On December 28, 2016 The Company's wholly-owned subsidiary, BullsnBears Holdings, Inc., was spun off spun-off through a share dividend to BNBI shareholders of record as of the close of business, with one share of BullsnBears Holdings Common Stock distributed for each one share of MJTV Common Stock owned as of the record date. Distribution of the shares is the responsibility of BullsnBears Holdings, Inc. and will take place upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission.

On April 12, 2017, the Company changes its name to MJ Biotech, Inc. to better represent the new direction of the Company.  MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

On July 26, 2017, the Company entered into a “Binding Letter of Agreement” for the acquisition of ZEN HERO, Inc. d/b/a Zen’s Tea House. The business of ZEN HERO is a formulator of Organic Teas for sale to the public and other businesses. The transaction was anticipated to close within ninety (90) days of the execution of the Binding Letter of Agreement.  The proposed purchase price is a combination of cash ($750,000) and stock. $400,000 is payable on closing with the balance to be paid based on performance milestones. Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited financial statements, Zen Hero generates more than $100,000 per month in sales and is profitable. The acquisition has not closed as of the date of this Report.  The Company is still working towards auditing Zen Hero’s financial statements in preparation to close on the acquisition into the Company as a wholly-owned subsidiary. There is no guarantee if, or when, this acquisition will be completed.  As of the date of this Report, neither party to the Binding Letter of Agreement has terminated the proposed acquisition.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

We exited shell status in October 12, 2012 have not operated profitably since inception, and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses through the end of 2018 and the beginning part of 2019. In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however, those assets have generated minimal revenues to date. We reported revenues of $1,517 in 2013, and our net loss was ($1,104,250). We reported revenues of $106,859 in 2014, and our net loss was ($648,016).   Our revenues for the year ended December 31, 2015 were $22,610, and our net loss was ($425,345).  Our revenues for the year ended December 31, 2016 were $1,000 and our net loss was ($10,852,818). Also, on December 31, 2016 we had a working capital deficit of ($947,340) and an accumulated deficit of ($13,389,043). As of December 31, 2017, we had zero revenue and our net loss was ($1,071,348). Also, as of December 31, 2017 we had a working capital deficit of ($1,796,827) and an accumulated deficit of ($14,460,391). There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan. As described elsewhere herein, we will need to raise approximately $1,500,000 of additional capital. Our working capital is not sufficient to fund our operations. We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the current uncertainties in the capital markets. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2017 and for the year then ended raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model. If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy. In such event, we may not be able to continue as a going concern.

We have principal amount outstanding convertible notes payable to non-related parties.

We have $544,556 outstanding and currently in default convertible promissory notes.  If these lenders choose to convert their debt into equity as a result of a conversion of all or a portion of such notes into the common stock of the Company, substantial dilution will result to all the stockholders at the time of conversion.  If the Company does not have the funds to repay the notes, the Company will be unable to protect any of its shareholders against this dilution.

We have a limited history of operations upon which an investor could evaluate our company. There are no assurances our business model will prove successful.

We have a limited operating history. Our business is in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. This lack of a significant operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things: Produce sufficient product to keep up with the demand. Successfully market our product at our physical locations and on line. If we fail to address the needs of our target market, our ability to fully implement our business model will be in jeopardy. There are no assurances we will be successful in the further implementation of our business model. You should consider our business and prospects in light of the risks and difficulties we encounter as we seek to further expand our operations.

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

A key element to our growth strategy is the ability to create a viable website for the sale of our products and to effectively develop members, users (whom we define as anyone who visits our website, regardless of whether or not they are a member), consumers in all geographies to access our website within acceptable load times. We call this “website performance” due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our products gain market share causing dramatic user traffic increases. If our website is unavailable when users attempt to access it or does not load as quickly as they expect, and may not return to our website as often in the future, or at all causing a serious drop in sales of our products including our primary product Golden Milk subject to the availability of sufficient capital, we expect to make significant investments to maintain and improve website performance and to enable rapid releases of new interactive blogs, services and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Risks Related to Our Common Stock

   Action from Office of Financial Regulation State of Florida (“OFR”).

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing offer has rendered a recommendation that the Company should be fined in the amount of

$980,000.  The Company had reached a settlement with the OFR in the amount of $25,000.  The Company was unable to pay the settlement amount and on July 3, 2017 an Order was entered against the Company, and in favor of the ORF, in the full amount sought of $980,000.  As of the date of this Report, no Judgment has been entered. When the company has the resources available it will contact the OFR to try to resurrect the prior settlement

Our common stock is currently quoted on the OTC Markets, but trading in the securities is extremely limited.

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

At December 31, 2017 we had 32,303,283 shares of common stock outstanding. Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

In addition, conversion of the convertible notes, will have a dilutive effect on our existing stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate offices are located at 109 East 17th Street, Suite 80 Cheyenne, WY, 82001which are rented on a month-to-month basis.   We believe that our current space and arrangement is adequate to meet our current needs and the needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

A lawsuit was filed against the Company on November 13, 2014, in the First Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entitled Thinspace Technology, Inc. v. Michael James Enterprises, Inc. (formerly BullsnBears.com, Inc.) The complaint alleges that BullsnBears failed to provide certain services it was contractually committed to provide and seeks damages in excess of $15,000.  On January 20, 2017 this case was disposed of for lack of prosecution.

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing offer has rendered a recommendation that the Company should be fined in the amount of $980,000.  The Company had reached a settlement with the OFR in the amount of $25,000.  The Company was unable to pay the settlement amount and on July 3, 2017 an Order was entered against the Company, and in favor of the ORF, in the full amount sought of $980,000.  As of the date of this Report, no Judgment has been entered. When the company has the resources available it will contact the OFR to try to resurrect the prior settlement.

On June 27, 2017 an assignor to the Company’s former auditors (Friedman LLP) filed Suit against the Company in Superior Court of the State of New Jersey, Camden County, for $13,390 in alleged open invoices.  Despite not being properly served the Plaintiff moved for, and received, a default Judgment in the full amount sought.  It is the intention of the Company to move to vacate the Judgment for lack of proper service and based on the Company’s meritorious defenses that: (i) Friedman failed to provide the audit services for which it billed; and more than $5,000 of the amount sought related to services related to another entity.

On November 21, 2017 Power Up Lending Group, LTD. filed a Complaint in the United States District Court for the Eastern District of New York alleging the Company has defaulted on three convertible promissory notes in the aggregate amount of $155,000.  It is the Company’s position that it has not yet been properly served with the Summons and Complaint.  As of the date of this report, not default or Judgment has been entered.  The Company hopes to be able to reach a settlement with Power Up when the Company’s financial condition permits, to avoid future litigation costs.

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

2016	High		Low
January 1, 2016 to March 31, 2016	$0.65		$0.50
April 1, 2016 to June 30, 2016	$0.60		$0.12
July 1, 2016 to December 31, 2016	$0.20		$0.07
October 1, 2016 to December 31, 2016	$0.1149		$0.065
2017
January 1, 2017 to March 31, 2017		$0.057		$0.009
April 1, 2017 to June 30, 2017		$0.013		$0.002
July 1, 2017 to September 30, 2017		$0.0043		$0.001
October 1, 2017 to December 31, 2017		$0.0087		$0.0012

As of July 27, 2018, the last day our common stock traded before the filing date of this report, the last sale price of our common stock as reported on the OTC Markets was $.0021 per share. As of December 31, 2017, there are approximately 125 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. Under Wyoming law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Wyoming statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Wyoming statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

On February 4, 2016, the Company entered into a $121,000 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $11,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability.

On March 23, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Vista Capital Investments, LLC. a non-affiliate.  The term is for two years, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability. In connection with the note payable the Company is obligated to issue 200,000 shares of common stock that was valued at $120,000. Out of the full consideration $55,000 was recorded as debt discount and the remaining $65,000 was included in interest expense.

On March 24, 2016, the Company entered into a $60,500 10% Convertible Promissory Note with Tangiers Investment Group, LLC, a non-affiliate.  The term is for one year, with an original issuance discount of $5,500 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability.

On December 5, 2016, the Company entered into a $79,000 10% Convertible Promissory Note with GHS Investments, LLC, a non-affiliate.  The term is for eight months, with an original issuance discount of $9,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 55% of the lowest trading price of the Company’s Common Stock during the 20 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability.

On December 16, 2016, the Company entered into a $63,250 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $8,250 for due diligence and legal costs. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See the foot notes to the financial statements 4 for discussion of the derivative liability.

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See the foot notes to the financial statements 4 for discussion of the derivative liability. Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note.

On March 7, 2017, the Company entered into a $25,000 12% Convertible Promissory Note with Vista Capital Investments, LLC, a non-affiliate. The term of the Note is for two years, with an original issuance discount of $5,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability.

On March 7, 2017, the Company entered into a $5,000,000 equity line with Tangier Investment Group, LLC which will require a registration statement to be filed. The Company no longer intends to move forward on the equity line. As part of the Equity line the Company entered into a commitment note for $29,000 with no interest. The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price, which shall be equal to 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability.

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability. Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note.

On January 17, 2017 Vista Capital Investments, LLC converted $10,000 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01925 for 519,481 shares.

On January 24, 2017 Tangiers Investment Group, LLC converted $19,943 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0175 for 1,139,600 shares.

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119 of its $121,000 note dated February 4, 2016 at a conversion price of $0 61 for 1,658,852 shares.

On March 17, 2017 Collier Investments, LLC converted $7,995 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0 410 for 1,950,000 shares.

On March 3, 2017 Vista Capital Investments, LLC converted $5,637.50 of its $60,500 note dated March 23, 2016 at a conversion price of $0 451 for 1,250,000 shares.

On March 9, 2017 GHS Investments, LLC converted $4,100 of its $66,500 note it acquired from Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 41 for 1,000,000 shares.

On March 17, 2017 Collier Investments, LLC converted $7,995 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0 410 for 1,950,000 shares.

On April 7, 2017 GHS Investments, LLC. converted $3,300 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 33 for 1,000,000 common shares. On May 2, 2017 the Company entered into a Securities Purchase Agreement with GPL Ventures LLC the agreement allows the Company to draw down up to $10,000,000 over the term of the agreement with a maximum drawdown of $125,000 at one time.

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

On May 24, 2017 the Company entered into a $10,000 12% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to 58% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note.

On July 6, 2017 Power Up Lending Group LTD. converted $1,070 of its $53,000 note dated January 5, 2017 at a conversion price of $0 092 for 1,163,043 common shares.

On July 21, 2017 Power Up Lending Group LTD. converted $795 of its $53,000 note dated January 5, 2017 at a conversion price of $0 068 for 1,169,118 common shares.

On July 27, 2017 Power Up Lending Group LTD. converted $890 of its $53,000 note dated January 5, 2017 at a conversion price of $0 064 for 1,390,625 common shares.

On August 2, 2017 Power Up Lending Group LTD. converted $770 of its $53,000 note dated January 5, 2017 at a conversion price of $0 055 for 1,400,000 common shares.

On August 9, 2017 Power Up Lending Group LTD. converted $770 of its $53,000 note dated January 5, 2017 at a conversion price of $0 055 for 1,400,000 common shares.

In September 2017, the Company entered two Promissory Notes for $5,000 each with an unrelated private party. The Notes bear interest at the rate of 4% per annum and are due on January 30, 2018. These notes are currently in default.

In October the Company entered into a Promissory Note for $29,500 with an unrelated private Party. The Note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. These notes are currently in default.

In December 2017 the Company entered into a Promissory Note for $9,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. These notes are currently in default.

All outstanding common stock warrants expired on November 19, 2017.

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

Our goal is to help Zen create a well-known brand within the Nutraceutical market segment. To accomplish this goal, Zen is currently selling their teas and herbs through three main distribution networks.

The primary distribution source is via farmers markets. Zen currently operates in over 40 farmers markets per week. Farmers markets provide a valuable sales and distribution channel for the Zen’s products. Private markets are solitary events held by corporations for their employees as part of their health and wellness programs. Online sales are Zen’s main focus for growth through Zen’s website www.zenstea.com

Since August of 2016 the Company created the alchemy of essential oils called LUNA to help a person relax and hopefully achieve better sleep. Additionally, the Company’s then CEO, James M. Farinella, designed a creative noninvasive delivery system for an active ingredient which was assigned to the company by the then CEO in exchange for 2,350,000 Preferred B shares. This product VOLUPTAS, now patent pending with a filing for a trademark on the Name VOLUPTAS

On December 28, 2016 The Company's wholly-owned subsidiary, BullsnBears Holdings, Inc., including all assets and liabilities and other certain liabilities of the Parent company including all monies owed Mr. Palladino, our former Chief Executive Officer, approximately $680,574 for funds he has advanced us for working capital was spun off spun-off through a share dividend to BNBI shareholders of record as of the close of business, with one share of BullsnBears Holdings Common Stock distributed for each one share of MJTV Common Stock owned as of the record date. Distribution of the shares is the responsibility of BullsnBears Holdings, Inc. and will take place upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission. Mr. Palladino, our former Chief Executive Officer, approximately $680,574 for funds he has advanced us for working capital. We therefore no longer have these obligations on our books.

On April 12, 2017, the Company changes its name to MJ Biotech, Inc. to better represent the new direction of the Company.  MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

On July 26, 2017, the Company entered into a “Binding Letter of Agreement” for the acquisition of ZEN HERO, Inc. d/b/a Zen’s Tea House. The business of ZEN HERO is a formulator of Organic Teas for sale to the public and other businesses. The transaction was anticipated to close within ninety (90) days of the execution of the Binding Letter of Agreement.  The proposed purchase price is a combination of cash ($750,000) and stock. $400,000 is payable on closing with the balance to be paid based on performance milestones. Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited financial statements, Zen Hero generates more than $100,000 per month in sales and is profitable. The acquisition has not closed as of the date of this Report.  The Company is still working towards auditing Zen Hero’s financial statements in preparation to close on the acquisition into the Company as a wholly-owned subsidiary. There is no guarantee if, or when, this acquisition will be completed.  As of the date of this Report, neither party to the Binding Letter of Agreement has terminated the proposed acquisition.

   GOING CONCERN

We have incurred net losses of $14,460,391 since inception through December 31, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

We generated $0  in revenues during 2017, compared to $1,000 in 2016. While we reasonably expect to report an increase in our revenues in 2018 as a result of the acquisition of Zen Hero, Inc. there is no guarantee the acquisition will be completed

During 2017, our operating expenses of $271,760 is a decrease of $9,962,215 from the 2016 operating expenses of $10,232,975 which is due to a decrease in shares issued for Consulting in 2017.

During 2017, our interest expense of $219,707 decreased by $94,623 as compared to $314,330 in 2016, due to the decrease in the issuance of the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2017 we had a cash balance of $82 and a working capital deficit of $1,796,829 as compared to cash on hand of $26,767 and a working capital deficit of $947,339 as of December 31, 2016. As of December 31, 2017 we have relied on the issuance of convertible notes and other notes payable.

We do not have any external sources of working capital and have been materially dependent upon the sale of convertible promissory notes to third parties as well as direct investments, our working capital is not sufficient to fund our operations for the next 12 months and satisfy our obligations as they become due. As described earlier in this report, we need to raise significant capital to provide funds to implement our business model and pay our operating expenses. If we are not successful in raising the necessary capital, we will be unable to continue to expand our business and operations and satisfy our obligations as they become due. In that event, our ability to continue as a going concern will be in jeopardy and investors in our company could lose their entire investment.

Cash Flows from Operating Activities

During the year ended December 31, 2017, the Company used ($195,685) of cash flow from operating activities compared with use of ($337,415) during the year ended December 31, 2016. The decrease in the use of cash flow from operating activities is mainly due to the change in business direction and development of new business model and plan

Cash Flows from Investing Activity

During the year ended December 31, 2017, the Company’s capital purchases were $0, compared to $0 for the year ended December 31, 2016.

Cash Flows from Financing Activities

During the years ended December 31, 2017, and 2016, the Company received $169,000 and $363,882 respectively, in proceeds from the issuance of convertible notes and straight notes payable.

   Critical Accounting Policies

Certain accounting policies which are critical to our financial statement presentation are described under Note 1 of the Notes to Financial Statements appearing later in this report.

   Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the   financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity un  with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

SUBSEQUENT EVENTS

On January 5, 2018 Power Up Lending Group LTD. converted $855 of its $53,000 note dated January 5, 2017 at a conversion price of $0 061 for 1,401,639 common shares.

On January 22, 2018 GHS Investments, LLC. converted $717 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 044 for 1,630,000 common shares.

On March 6, 2018 Power Up Lending Group LTD. converted $1,790 of its $53,000 note dated January 5, 2017 at a conversion price of $0 11 for 1,627,273 common shares.

On or about April 26, 2018, the Company sold 173,400 shares of Series B Preferred Stock for the amount of $15,000.

On May 28,2018,  Fernando Lopez resigned as the Chief Operating Officer and Director, of MJ Biotech, Inc. Mr. Lopez' resignation was due to personal reasons and did not reflect any concerns and/or disagreements relating to MJ Biotech, Inc., its operations, policies or practices.  Simultaneous with is resignation, Mr. Lopez returned all company stock issued to him during the tenure of his association with MJ Biotech, Inc

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MJ Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MJ Biotech, Inc. as of December 31, 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017.
Spokane, WA
August 6, 2018

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
June 8, 2017

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Balance Sheets
December 31,

	2017	2016
ASSETS
CURRENT ASSETS
Cash	$ 82	$ 26,767
Accounts Receivable	-	1,000
Total Current Assets	82	27,767

TOTAL ASSETS	$ 82	$ 27,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 451,838	$ 247,748
Accounts payable – related party	92,007	86,030
Note payable – related party	2,536	240
Notes Payable	49,000	-
Convertible notes payable (net of discount)	408,630	173,597
Derivative Liability	792,898	467,491
Total Current Liabilities	1,796,909	975,106

Longterm Liabilities
Convertible notes payable, net	-	-
Total longterm liabilities	-	-

Total Liabilities	1,796,909	975,106

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,554,000 and 664,000 issued or outstanding respectively, as of December 31, 2017 and December 31, 2016 respectively,	356	67
Common stock; $0.0001 par value, 980,000,000 shares authorized, 32,303,283 and 22,315,946 issued and outstanding as of December 31, 2017 and December 31, 2016 respectively,	3,231	2,231
Additional paid-in capital	12,659,977	12,439,406
Accumulated deficit	(14,460,391)	(13,389,043)
Total Stockholders' Equity (Deficit)	(1,796,827)	(947,339)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 82	$ 27,767

The accompanying notes are an integral part of these financial statements.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Statements of Operations
For the years ended December 31,

	2017	2016

REVENUES	$ -	$ 1,000

OPERATING EXPENSES
Depreciation and amortization expense	-	4,850
Management and consulting fees	76,503	265,518
Shares issued for Consulting	289	9,634,788
Professional fees	81,117	153,727
Advertising	57,585	47,959
General and administrative	56,266	127,133

Total Operating Expenses	271,760	10,233,975

OPERATING LOSS	(271,760)	(10,232,975)

OTHER INCOME (EXPENSE)
Finance Fees	(357,967)	(128,021)
Gain (loss) on derivative liability	(221,914)	(177,492)
Interest expense	(219,707)	(314,330)

Total Other Income (Expense)	(799,588)	(619,843)

NET LOSS	$ (1,071,348)	$ (10,852,818)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.04)	$ (0.66)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,662,130	16,526,202

 The accompanying notes are an integral part of these financial statements.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Statement of Stockholders’ Equity (Deficit)
December 31, 2017

					Additional	Accumulated	Total
					Paid-in	Deficit	Stockholders’
	Common Stock		Preferred Stock		Capital		Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance, December31, 2015	12,958,270	$ 1,296	4,000	$ 1	$ 1,345,766	$ (2,536,225)	$ (1,189,163)

Shares issued for consulting	7,918,000	792	-	-	1,132,248		1,133,040
Shares issued for financing fee	100,000	10			59,990		60,000
Shares issued for note conversion	2,089,676	209	-	-	70,291		70,500
Cancelled Shares for Consulting	(750,000)	(75)			(143,175)		(143,250)
Preferred shares issued for services			660,000	66	8,579,934		8,580,000
Disposition of Liabilities					1,266,332		1,266,332
Loss on note conversion					128,021		128,021
Net loss						(10,852,818)	(10,852,818)
							-
Balance, December 31, 2016	22,315,946	2,232	664,000	67	12,439,407	(13,389,043)	(947,337)

Cancelled Shares for Consulting	(8,425,000)	(843)			843		-
Preferred shares issued for services			2,890,000	289	-		289
							-
Shares issued for Note Conversion	18,412,337	1,842	-	-	219,726		221,568
Net loss						(1,071,348)	(1,071,348)
							-
Balance, December 31, 2017	32,303,283	$ 3,231	3,554,000	$ 356	$ 12,659,977	$ (14,460,391)	$ (1,796,827)

 The accompanying notes are an integral part of these financial statements.

MJ BIOTECH, INC.
(formerly Michael James Enterprises, Inc.)
Statements of Cash Flows
For the years ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,071,348)	$ (10,852,818)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	4,850
Change in Debt discount	84,688	(171,614)
Financing fees, Shares issued and note penalties	251,916	198,731
Shares issued for consulting	289	9,629,790
Changes in operating assets and liabilities
Change in Accounts Receivable	1,000	(1,000)
Change in Derivative Liability	325,407	467,491
Increase in accounts payable and accrued liabilities	204,090	301,125
Increase in accounts payable and accrued liabilities - related party	8,273	86,030
Net Cash Used in Operating Activities	(195,685)	(337,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	(4,298)
Proceeds (payments) from convertible notes payable	169,000	368,180
Net Cash Provided by Financing Activities	169,000	363,882

Increase (Decrease) in Cash	(26,685)	26,467

CASH AT BEGINNING OF PERIOD	26,767	300

CASH AT END OF PERIOD	$ 82	$ 26,767

Supplemental Information:
Interest Paid	$ -	$ -
Taxes	$ -	$ -

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$ 221,568	$ 70,500

The accompanying notes are an integral part of these financial statements.

MJ BIOTECH INC.

(Formerly Michael James Enterprise Inc.)

                    Notes to the Financial Statements

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through December 31, 2017, the Company has generated minimal revenues and has an accumulated deficit of ($14,460,392). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of December 31, 2017 so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. The Company had outstanding warrants to purchase 5,000,000 shares of common stock which expired November 2017. The Company also had outstanding notes of $63,500 and convertible notes of $603,361 that could be converted into additional shares as of December 31, 2017.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

- Level 1:  Quoted prices in active markets for identical assets or liabilities.

- Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

- Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of  December 31, 2017, reflect:

Cash:  Level 1   Measurement based on bank reporting.

    Level 2   Loans from Officers and related parties

  Level 2   Based on promissory notes.

      Level 3  Derivative Liabilities

Derivative Liabilities

Certain of the Company’s convertible notes payable described in Note 4 contain conversion features that qualify for embedded derivative classification. The Company accounts for the embedded derivative features in its convertible debentures in accordance FASB ASC 815-10-Derivatives and Hedging, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of the convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as a “Loss on Derivative Liability” in other expense. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience. The Company has recognized minimal revenue since inception.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the years ended December 31, 2017 and 2016 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of December 31, 2017, we had a net operating loss carry-forward of approximately $(4,825,315,314) and a deferred tax asset of approximately $1,0113,316 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,013,316).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2017	December 31, 2016
Deferred Tax Asset	$ 1,013,316	$ 788,394
Valuation Allowance	(1,013,316)	(788,394)
Deferred Tax Asset (Net)	$ -	$ -

.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

No provision was made for federal income tax, since the Company had an overall net operating loss and has accumulated net operating loss carryforwards.

For the years ended December 31, 2017, and 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended December 14 through 2016 could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company is evaluating the future impact of this ASU on the   financial statements.

In May 2017, the FASB amended authoritative guidance on modifications related to stock compensation, codified in ASC 718, Compensation - Stock Compensation. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for the Company as of the first quarter of its fiscal year ending January 31, 2019. The Company does not believe the update will have a material impact on its   financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s   financial statements or its financial position or results of operations.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2017 or 2016.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Services

As of December 31, 2017, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of December 31, 2017, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

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

Revenue

In November and December of 2016, the Company sold 50 bottles of LUNA at $20 per bottle for a total of $1,000.

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

On January 24, 2017 Tangiers Investment Group, LLC converted $19,943  of its $121,000 note dated February 4, 2016 at a conversion price of $0.0175 for 1,139,600 shares.

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119  of its $121,000 note dated February 4, 2016 at a conversion price of $0 61 for 1,658,852 shares.

On March 17, 2017 Collier Investments, LLC converted $7,995  of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0 410 for 1,950,000 shares.

On March 3, 2017 Vista Capital Investments, LLC converted $5,637.50 of its $60,500 note dated March 23, 2016 at a conversion price of $0 451 for 1,250,000 shares.

On March 9, 2017 GHS Investments, LLC converted $4,100  of its $66,500 note it acquired from Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 41 for 1,000,000 shares.

On March 17, 2017 Collier Investments, LLC converted $7,995  of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0 410 for 1,950,000 shares.

On April 7, 2017 GHS Investments, LLC. converted $3,300  of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 33 for 1,000,000 common shares. On May 2, 2017 the Company entered into a Securities Purchase Agreement with GPL Ventures LLC the agreement allows the Company to draw down up to $10,000,000 over the term of the agreement with a maximum drawdown of $125,000 at one time.

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

On July 6, 2017 Power Up Lending Group LTD. converted $1,070  of its $53,000 note dated January 5, 2017 at a conversion price of $0 092 for 1,163,043 common shares.

On July 21, 2017 Power Up Lending Group LTD. converted $795  of its $53,000 note dated January 5, 2017 at a conversion price of $0 068 for 1,169,118 common shares.

On July 27, 2017 Power Up Lending Group LTD. converted $890  of its $53,000 note dated January 5, 2017 at a conversion price of $0 064 for 1,390,625 common shares.

On August 2, 2017 Power Up Lending Group LTD. converted $770  of its $53,000 note dated January 5, 2017 at a conversion price of $0 055 for 1,400,000 common shares.

On August 9, 2017 Power Up Lending Group LTD. converted $770  of its $53,000 note dated January 5, 2017 at a conversion price of $0 055 for 1,400,000 common shares.

In September 2017, the Company entered two Promissory Notes for $5,000 each with an unrelated private party. The Notes bear interest at the rate of 4% per annum and are due on January 30, 2018. These notes are currently in default.

In October the Company entered into a Promissory Note for $29,500 with an unrelated private Party. The Note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. These notes are currently in default.

In December 2017 the Company entered into a Promissory Note for $9,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. These notes are currently in default.

NOTE 4 - DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

Price protection clauses of the conversion features of the 2017 convertible notes (see Note 3) triggered derivative accounting under GAAP.

During the year ending December 31, 2017, the company issued four convertible promissory notes totaling $169,000.

Derivative Liability
Balance as of December 31, 2016	$ 467,491
Change in derivative liability	325,407
Balance December 31, 2017	$ 792,898

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock

On August 4, 2016 the company issued 6,218,000 at $.13 for consulting services.

On August 4, 2016, $15,000 of the note dated February 4, 2016 was converted at $.05 for 333,333 shares of common stock. In addition, 100,000 were issued to the holder of this note for a financing fee on this note.

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

On January 24, 2017 Tangiers Investment Group, LLC converted $19,943 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0175 for 1,139,600 shares.

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119 of its $121,000 note dated February 4, 2016 at a conversion price of $0.0061 for 1,658,852 shares.

On March 3, 2017 Vista Capital Investments, LLC converted $5,637.50 of its $60,500 note dated March 23, 2016 at a conversion price of $0.00451 for 1,250,000 shares.

On March 9, 2017 GHS Investments, LLC converted $4,100 of its $66,500 note it acquired from Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0041 for 1,000,000 shares.

On March 17, 2017 Collier Investments, LLC converted $7,995 of its $75,000 note it acquired from Tangiers Investment Group, LLC dated February 4, 2016 at a conversion price of $0.00410 for 1,950,000 shares.

On April 7, 2017 GHS Investments, LLC. converted $3,300 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.0033 for 1,000,000 common shares.

On July 6, 2017 Power Up Lending Group LTD. converted $1,070 of its $53,000 note dated January 5, 2017 at a conversion price of

$0.00092 for 1,163,043 common shares.

On July 21, 2017 Power Up Lending Group LTD. converted $795 of its $53,000 note dated January 5, 2017 at a conversion price of

$0.00068 for 1,169,118 common shares.

On August 9, 2017 Power Up Lending Group LTD. converted $765 of its $53,000 note dated January 5, 2017 at a conversion price of

$0.00055 for 1,390,625 common shares.

On August 2, 2017 Power Up Lending Group LTD. converted $770 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00055 for 1,400,000 common shares.

On August 9, 2017 Power Up Lending Group LTD. converted $770 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00055 for 1,400,000 common shares.

NOTE 6 PREFERRED STOCK

The Company has authorized a total of 20,000,000 Shares of Preferred Stock, $ .0001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.  As of December 31, 2015, the Company had issued 4,000 Shares of Preferred Stock, designated as “Cumulative Preference ‘A’” , at a price of $1.25 per Share.     The Shares bear an annual coupon of 5%, and are convertible into Shares of Common Stock of the Company at any time commencing one (1) year from the date of issuance at a conversion price of $1.25 per Share

During the year ended December 31, 2014, we sold $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

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

In August of 2016 the company changed the Certificate of Designation for the Preferred B shares giving the holder 1,000 common votes for every preferred B share held with a conversion right of 100 common shares for every preferred B share held.  Preferred B shares were issued in the second quarter 2017, following the effectiveness of the Information Statement as filed by the Company on Form 14C. This change gave approximately 99% voting control to the three Board of Directors (if they vote together).

On August 4, 2016 the company issued 660,000 shares of preferred series B shares to RP Capital. Each preferred series B is convertible into 100 shares of the company’s common stock, for research and development services.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods. In February 2017 the Company’s Chief Executive Officer, James M. Farinella, was issued 660,000 Preferred B shares. The Company agreed to issue these shares to Mr. Farinella in 2016 for him joining the Company as an Officer and Director. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. At the end of December 31, 2017 Mr. Farinella owned 2,601,000 Shares of Preferred B shares.

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

There were 3,550,000 Preferred B shares issued and outstanding as of December 31, 2017. Of the Preferred B shares that were issued during the year ended 2017, 3,381,000 were issued to several former members of the Board of Directors.

In August of 2016 the Company also created a Certificate of Designation for a preferred C class as an investment class of stock that carries no voting rights and converts into 100 shares of common for every preferred C share owned.  Additionally, these shares only allow the holder to convert into common and own no more than 9.9% of the outstanding at any point in time. There are 160,000 Preferred C shares issued and outstanding as of December 31, 2017.

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

We have incurred net losses of $14,460,391 since inception through December 31, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

The Company is currently trying to raise new debt or equity to for acquisitions regarding setting up a facility for the manufacturing nutraceutical Tea’s and Herb’s infused with CBD oils and powders If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing offer has rendered a recommendation that the Company should be fined in the amount of $980,000. The Company had reached a settlement with the OFR in the amount of $25,000.  The Company was unable to pay the settlement amount and on July 3, 2017 an Order was entered against the Company, and in favor of the ORF, in the full amount sought of $980,000.  As of the date of this Report, no Judgment has been entered. When the company has the resources available it will contact the OFR to try to resurrect the prior settlement.

On June 27, 2017 an assignor to the Company’s former auditors (Friedman LLP) filed Suit against the Company in Superior Court of the State of New Jersey, Camden County, for $13,390 in alleged open invoices.  Despite not being properly served the Plaintiff moved for, and received, a default Judgment in the full amount sought.  It is the intention of the Company to move to vacate the Judgment for lack of proper service and based on the Company’s meritorious defenses that: (i) Friedman failed to provide the audit services for which it billed; and more than $5,000 of the amount sought related to services related to another entity.

On November 21, 2017 Power Up Lending Group, LTD. filed a Complaint in the United States District Court for the Eastern District of New York alleging the Company has defaulted on three convertible promissory notes in the aggregate amount of $155,000.  It is the Company’s position that it has not yet been properly served with the Summons and Complaint.  As of the date of this report, not default or Judgment has been entered.  The Company hopes to be able to reach a settlement with Power Up when the Company’s financial condition permits.

NOTE 9 - SUBSEQUENT EVENTS

On January 5, 2018 Power Up Lending Group LTD. converted $855 of its $53,000 note dated January 5, 2017 at a conversion price of $0 061 for 1,401,639 common shares.

On January 22, 2018 GHS Investments, LLC. converted $717 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 044 for 1,630,000 common shares.

On March 6, 2018 Power Up Lending Group LTD. converted $1,790 of its $53,000 note dated January 5, 2017 at a conversion price of $0 11 for 1,627,273 common shares.

On or about April 26, 2018, the Company sold 173,400 shares of Series B Preferred Stock for the amount of $15,000.

On May 28,2018, Fernando Lopez resigned as the Chief Operating Officer and Director, of MJ Biotech, Inc. Mr. Lopez' resignation was due to personal reasons and did not reflect any concerns and/or disagreements relating to MJ Biotech, Inc., its operations, policies or practices.  Simultaneous with is resignation, Mr. Lopez returned all company stock issued to him during the tenure of his association with MJ Biotech, Inc.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 18, 2016, Friedman, LLP (“Friedman”) withdrew as the Company’s independent registered public accounting firm. During the period from April 20, 2016 (the date of Friedman’s appointment as the Company’s independent registered public accounting firm) through the effective date of Friedman’s withdrawal, there were no disagreements with Friedman on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference to the subject matter of such disagreements in any future report on our financial statements for any periods during which Friedman was engaged. Also, during the same period, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. We provided Friedman with a copy of this disclosure before its filing with the SEC and requested that Friedman provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. We received a letter from Friedman stating that it agrees with the above statements.

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

On or about October 18, 2017, KLJ & Associates LLP (“KLJ”) withdrew as the Company’s independent registered public accounting firm as it has sold its audit practice. During the period from August 18, 2016 (the date of KLJ’s appointment as the Company’s independent registered public accounting firm) through the effective date of KLJ’s withdrawal, there were no disagreements with KLJ on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of KLJ, would have caused it to make reference to the subject matter of such disagreements in any future report on our financial statements for any periods during which KLJ was engaged. Also during the same period, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. We provided KLJ with a copy of this disclosure before its filing with the SEC and requested that KLJ provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. We received a letter from KLJ stating that it agrees with the above statements.

New Independent Accountants.

The Company’s Board of Directors appointed Fruci & Associates II, PLLP (“Fruci”) as the Company’s new independent registered public accounting firm effective as of October 23, 2017. During the two most recent fiscal years and through the date of engagement, the Company did not consult with Fruci regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1) (v)). Prior to engaging Fruci, Fruci did not provide the Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from KLJ to Fruci.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2017 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

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

Name	Age	Positions

Maxine C. Pierson	72	CEO, CFO and Director

Maxine C. Pierson has been involved in both for profit and nonprofit corporate management. Ms. Pierson has been involved in International trade working with the Export-Import Bank. She was a Commissioner on the Economic Development Commission. She has been a corporate and government staff development specialist, curriculum creator, trainer and staff development specialist, conductor of statewide workshops. Ms. Pierson was the innovator of child support and collections systems on a state-wide level. She is a Member Palm Beach Round Table, a Rotarian, and a Chamber of Commerce Member. Ms. Pierson is also involved in the Citizens League   Transportation Committee, Foreign Policy Association, Member Palm Beach Center for Nonprofit Excellence, -nonprofit performance auditor for many years.  Ms. Pierson also has a BA degree in Liberal Arts from Milwaukee Downer College Liberal Arts an MA degree in Public Administration from Rochville University and a BS degree in Paralegal Studies from Southern Christian University

There are no family relationships among our directors and executive officers.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led our Board to conclude that the individual should be serving as a director of our company.

Maxine C. Pierson – Ms. Pierson’s extensive experience as a business consultant and as the founder of small companies were factors considered by the Board in making their recommendation.

In addition to the each of the individual skills and background described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and, on the development, and execution of our strategy.

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

Board oversight in risk management

In June 2017, Maxine Pierson assumed the position of Chief Executive Officer, Chief Financial Officer and Chairman of the Board.  We do not have a “lead” independent director.

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

·

handling of books and records,

·

public disclosure reporting,

·

insider trading,

·

discrimination and harassment,

·

health and safety,

·

conflicts of interest,

·

competition and fair dealing, and

·

protection of company assets.

We have previously filed a copy of our Code of Business Conduct and Ethics. A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 109 East 17th Street Suite 80, Cheyenne, WY 82001.

Director compensation

We have established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. Our directors were not compensated for their services in 2017.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2017 and 2016 for:

·

our principal executive officer or other individual serving in a similar capacity,

·

our most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” Change the name of the chart below and compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ___($)__________	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maxine C.. Pierson	2017	0 0		0	0	0	0	0	0

Maxine Pierson served as our Chief Executive Officer from June 27, 2017 to present, and as a Director, Chairman of the Board of Directors, until present.

How the executive’s compensation is determined

We are not a party to an employment agreement with Maxine Pierson our current Chief Executive Officer. Our executive’s compensation is paid in the form of a Common Shares of stock of MJ Biotech, Inc. The salary, is determined by our board of directors of which they are both members. The Board considered a number of factors in determining their compensation including the scope of their duties and responsibilities to our company and the time they devote to our business. The Board did not consult with any experts or other third parties in fixing the amount of their compensation. The amount of compensation payable to them can be increased at any time upon the determination of the board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Maxine Pierson	0	0	0	0	0	1,000 0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2017, we had two classes of voting stock; Common Stock and Preferred B Stock. The common stock votes one share of Common Stock equals one (1) vote. The preferred B stock votes one share of Preferred B equals one thousand (1,000) votes. The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2017 as held by:

each person known by us to be the beneficial owner of more than 5% of our common stock;

·

each of our directors;

·

each of our named executive officers; and

·

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 109 East 17th Street, Suite 80 Cheyenne, WY.

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

Name and Address of Beneficial Owner	Shares	%
CEDE & CO	19,609,661	60.7%
PO BOX 222 BOWLING GREEN STAT NEW YORK, NY NEW YORK US

———————

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Management Services

As of December 31, 2017, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of December 31, 2017, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

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

Revenue

In November and December of 2016, the Company sold 50 bottles of LUNA at $20 per bottle for a total of $1,000.

Director Independence

There are no independent directors

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our principal accountants 2017 Audit.

Fee Category	2017
Audit Fees	$12,500
Audit-related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total Fees	$12,500

Changes in Registrant’s Certifying Accountant.

On August 18, 2016, Friedman, LLP (“Friedman”) withdrew as the Company’s independent registered public accounting firm. During the period from April 20, 2016 (the date of Friedman’s appointment as the Company’s independent registered public accounting firm) through the effective date of Friedman’s withdrawal, there were no disagreements with Friedman on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference to the subject matter of such disagreements in any future report on our financial statements for any periods during which Friedman was engaged. Also during the same period, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. We provided Friedman with a copy of this disclosure before its filing with the SEC and requested that Friedman provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. We received a letter from Friedman stating that it agrees with the above statements.

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

On or about October 18, 2017, KLJ & Associates LLP (“KLJ”) withdrew as the Company’s independent registered public accounting firm as it has sold its audit practice. During the period from August 18, 2016 (the date of KLJ’s appointment as the Company’s independent registered public accounting firm) through the effective date of KLJ’s withdrawal, there were no disagreements with KLJ on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of KLJ, would have caused it to make reference to the subject matter of such disagreements in any future report on our financial statements for any periods during which KLJ was engaged. Also during the same period, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. We provided KLJ with a copy of this disclosure before its filing with the SEC and requested that KLJ provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. We received a letter from KLJ stating that it agrees with the above statements.

New Independent Accountants.

The Company’s Board of Directors appointed Fruci & Associates II, PLLP (“Fruci”) as the Company’s new independent registered public accounting firm effective as of October 23, 2017. During the two most recent fiscal years and through the date of engagement, the Company did not consult with Fruci regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1) (v)). Prior to engaging Fruci, Fruci did not provide the Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from KLJ to Fruci.

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

PART IV

ITEM 15.

EXHIBITS.FINANCIAL STATEMENT SCHEDULES.

(a)(2)

Financial Statements. See the audited financial statements for the years ended December 31, 2017 and 2016 contained in Item 8 above.

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

MJ BIOTECH, INC.

August 20, 2018	By:	/s/ Maxine C. Pierson
Maxine C. Pierson Chief Executive Officer