Form 10-Q
period 2018-03-31
MJ BIOTECH, INC.
filed 2018-11-09
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

(561) 563-3830
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ] No[X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter.  Approximately $194,455.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 6, 2018, the registrant had 53,348,590 shares of the registrant’s $0.0001 par value common stock issued and outstanding. The registrant also had 4,000 Preferred A shares, 3,781,700 Preferred B shares and 160,000 Preferred C shares. All issued and outstanding Preferred shares have a par value $.0001 per shares.

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

Definitive Schedule 14C Information Statement file July 31, 2017

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $540,484 in notes and accrued interest of $136,419 to non-related parties, all of which if not paid off will convert into common stock over time causing dilution to all shareholders.,

·

our ability to continue as a going concern,

·

our inability to manage our growth,

·

potential infringement of third party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

our ability to pay or settle the Administrative Order issued by the Office of Financial Regulation of the State of Florida,

·

the limited trading market for our common stock which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

the application of penny stock rules to trading in our common stock,

·

the dilutive impact of outstanding convertible notes and warrants.

Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations which may negatively impact our revenues and profits,

variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities may negatively impact our revenues and profits.

marijuana remains illegal under Federal law, and

laws and regulations affecting the marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.mjbiotech.us. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech Inc., f/k/a Michael James Enterprises, Inc., also f/k/a as BullsnBears.com, Inc., a WYOMING corporation In addition, “2017” refers to the year ending December 31, 2017 and “2018” refers to the quarter ended March 31, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

MJ BIOTECH, INC.
Balance Sheets

	Un-audited
	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$105	$82
Total Current Assets	105	82

TOTAL ASSETS	$105	$82

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$493,347	$451,838
Accounts payable – related party	92,007	92,007
Note payable – related party	6,003	2,536
Notes Payable	66,500	49,000
Convertible notes payable (net of discount)	473,984	408,630
Derivative Liability	4,792,940	792,898
Total Current Liabilities	5,924,781	1,796,909

Total Liabilities	5,924,781	1,796,909

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,714,000 and 3,554,000 issued or outstanding respectively, as of March 31, 2018 and December 31, 2017 respectively,	372	356
Common stock; $0.0001 par value, 980,000,000 shares authorized, 44,140,257 and 32,303,283 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4,415	3,231
Additional paid-in capital	12,723,262	12,659,977
Accumulated deficit	(18,652,725)	(14,460,391)
Total Stockholders' Equity (Deficit)	(5,924,676)	(1,796,827)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$105	$82

The accompanying notes are an integral part of these unaudited financial statements.

MJ BIOTECH, INC.
Statements of Operations
For the three months ended March 31,
	Unaudited
	For the three Months Ended March 31, 2018	For the three Months Ended March 31, 2018
REVENUES	$-	$-

OPERATING EXPENSES
Management and consulting fees	3,000	-
Shares issued for Consulting	18,056	5,542,000
Professional fees	11,267	-
General and administrative	29,361	127,646

Total Operating Expenses	61,684	5,669,646

OPERATING LOSS	(61,684)	(5,669,646)

OTHER INCOME (EXPENSE)
Finance Fees	(43,604)	(127,340)
Gain (loss) on derivative liability	(4,041,308)	96,653
Interest expense	(45,737)	(126,789)

Total Other Income (Expense)	(4,130,649)	(157,476)

Net loss	$(4,192,334)	$(5,827,122)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.28)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,792,184	20,583,540

The accompanying notes are an integral part of these unaudited financial statements.

MJ BIOTECH, INC.
Statements of Cash Flows
For the three months ended March 31,
	Unaudited
	For the three Months Ended March 31, 2018	For the three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,192,334)	$(5,827,122)
Items to reconcile net loss to net cash used in operating activities:
Change in Debt discount	26,913	9,567
Financing fees, Shares issued and note penalties	43,604	113,278
Shares issued for services	18,056	5,542,123
Changes in operating assets and liabilities
Change in Derivative Liability	4,041,308	24,348
Increase in accounts payable and accrued liabilities	41,509	3,762
Increase in accounts payable and accrued liabilities - related party	3,467	4,347
Net Cash Used in Operating Activities	(17,477)	(129,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	-
Proceeds (payments) from convertible notes payable	17,500	110,000
Net Cash Provided by Financing Activities	17,500	110,000

Increase (Decrease) in Cash	23	(19,697)

CASH AT BEGINNING OF PERIOD	82	26,767

CASH AT END OF PERIOD	$105	$7,070

Supplemental Information:
Interest Paid	$-	$-
Taxes	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$46,429	$72,295

The accompanying notes are an integral part of these unaudited financial statements.

MJ BIOTECH, INC.

Notes to the Unaudited Financial Statements

1. Nature of Operations and Continuance of Business

The financial statements included herein have been prepared by MJ Biotech, Inc. (formerly Michael James Enterprises, Inc.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

We were a Company focused on developing intellectual property. Since the beginning of the third quarter of 2017, we had changed our focus toward Nutraceuticals. With this change in focus we entered into a “Binding Letter of Agreement” on July 26, 2017 to acquire ZEN HERO, Inc. d/b/a Zen’s Tea House “Zen”.  The business of Zen is a formulator of organic teas and herbs (“Nutraceuticals”) for sale to the public and other businesses. As of October 23, 2018, the Company is no longer pursuing the acquisition of Zen Hero, Inc.

Due to the enormous expansion in the cannabis sectors, we have changed our focus to distribution of Hemp (CBD) based Tea products. Pursuant to that we have created a line of CBD infused Teas for distribution through our agreement with MarijuanaDoctor.com. Marijuana Doctor operates 15 clinics in the state of Florida.

Competition

Most of MJ Biotech, Inc.’s competitors are well-established and have substantially greater financial resources than we do. Some of our on-line competitors that sell CBD tea products are “Buddha Teas”, “Canna Teas” and “Kikuko’s delicious Positivi-Tea”. MJ Biotech is currently working on increasing its on-line presence.

Governmental regulation

While there are currently relatively few laws or regulations directly applicable to Internet access, E-commerce, or commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local, and international governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations, or commencing litigation with respect to the Internet and other online services covering issues such as:

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

Federal regulation and enforcement may adversely affect the implementation of medical and recreational marijuana laws and regulations may negatively impact our revenues and profits.  Currently, there are 29 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and/or recreational uses for cannabis and consumer use of cannabis. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to  marijuana products, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be possession of  marijuana in violation of federal law with respect to any inventory or business operations or we may be deemed to be facilitating the selling or distribution, or aiding and abetting the selling or distribution, of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•Distribution of marijuana to children;

•Revenue from the sale of marijuana going to criminals;

•Diversion of medical marijuana from states where it is legal to states where it is not;

•Using state authorized marijuana activity as a pretext of other illegal drug activity;

•Preventing violence in the cultivation and distribution of marijuana;

•Preventing drugged driving;

•Growing marijuana on federal property; and

•Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property, but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.  Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Nine states have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Marijuana remains illegal under Federal law.  Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.

Laws and regulations affecting the marijuana industry are constantly changing, which could detrimentally affect our proposed operations.  Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Employees

As of March 31, 2018, we have 2 full time employees, and Company operations are being conducted at our corporate offices located in Cheyenne Wyoming at 109 East 17th Street, Suite 80 Cheyenne, WY.

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

On August 4, 2016, the company’s Board of Directors approved an asset purchase agreement with RP Capital Group, Ltd. to acquire all rights and title to the studies and intellectual property to a dronabinol based treatment for sleep apnea. This acquisition substituted the contemplated acquisition of Michael James Enterprise, Inc., a Nevada corporation acquisition that did not move forward as the acne-based product it was bringing to market had experienced several significant setbacks and the Board of Directors has determined that the proposed agreement was not in the best interest of the Company and its shareholders.

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

On December 28, 2016 the Company's wholly-owned subsidiary, BullsnBears Holdings, Inc., (BNBI) was spun off spun-off through a share dividend to BNBI shareholders of record as of the close of business, with one share of BullsnBears Holdings Common Stock distributed for each one share of MJTV Common Stock owned as of the record date. Distribution of the shares is the responsibility of BullsnBears Holdings, Inc. and will take place upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission.

On April 12, 2017, the Company changes its name to MJ Biotech, Inc. to better represent the new direction of the Company. MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

On July 26, 2017, the Company entered into a “Binding Letter of Agreement” for the acquisition of ZEN HERO, Inc. d/b/a Zen’s Tea House. The business of ZEN HERO is a formulator of Organic Teas for sale to the public and other businesses. The transaction was anticipated to close within ninety (90) days of the execution of the Binding Letter of Agreement.  The proposed purchase price is a combination of cash ($750,000) and stock. $400,000 is payable on closing with the balance to be paid based on performance milestones. Zen Hero is a company that sells its own line of medicinal teas. Based on Un-Audited financial statements, Zen Hero generates more than $100,000 per month in sales and is profitable. The acquisition has not closed as of the date of this Report.  As of October 23, 2018, this Binding Letter of Agreement for the proposed acquisition of Zen Hero, Inc., is terminated.

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

We have incurred net losses of $18,652,725 since inception through March 31, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

The Company is currently trying to raise new debt or equity for acquisitions regarding setting up a facility for the manufacturing nutraceutical Tea’s and Herb’s infused with CBD oils and powders If the Company is not successful in the development and implementation of a concept which produces positive cash flows from operations, the Company may be forced to continue to raise additional equity or debt financing to fund its ongoing obligations or risk ceasing doing business.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of March 31, 2018 of $4,192,334 and March 31, 2017 of $5,827,122 so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. The Company had outstanding warrants to purchase 5,000,000 shares of common stock which expired November 2017. The Company also had outstanding and convertible notes of $473,984 that could be converted into additional shares as of March 31, 2018.

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

The carrying amounts of the Company’s financial instruments as of March 31, 2018, reflect:

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

.New Accounting Pronouncements

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

As of March 31, 2018, we had a net operating loss carry-forward of approximately $(9,017,648) and a deferred tax asset of approximately $1,893,706 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,893,706).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2018 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2018	December 31, 2017
Deferred Tax Asset	$ 1,893,706	$1,013,316
Valuation Allowance	(1,893,706)	(1,013,316)
Deferred Tax Asset (Net)	$ -	$ -

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

No income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended December 15 through 2017 could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Services

As of March 31, 2018, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of March 31, 2018 , the company owes the former CEO (James Farinella) of the Company $15,434 in expenses paid for the Company.

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

Formation of New Subsidiary

On June 4, 2018 the Company formed a new wholly-owned corporation MJ Syndicated, Inc. a Florida corporation, based out of Florida

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

On January 5, 2018 Power Up Lending Group LTD. converted $855.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00061 for 1,401,639 common shares.

On January 22, 2018 GHS Investments, LLC. converted $717.20 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 1,630,000 common shares.

On March 6, 2018 Power Up Lending Group LTD. converted $1,790.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.0011 for 1,627,273 common shares.

On March 21, 2018 Power Up Lending Group LTD. converted $1,610 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00099 for 1,626,262 common shares.

On March 23, 2018 Auctus Fund LLC. converted $191 of its $63,250 note dated December 16, 2016 at a conversion price of $0.000117 for 1,631,800 common shares.

During the Quarter ended March 2018, the Company entered into three not convertible Promissory Notes for $10,000, $5,000 and $3,000 with unrelated private parties.  The Notes bear interest at the rate of 4% per annum and are due in June and September 2018.

NOTE 4 – DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

Price protection clauses of the conversion features of the convertible notes (see Note 3) triggered derivative accounting under GAAP.

During the three months ending March 31, 2018, no convertible notes were issued.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2017	$ 792,898
Change in the fair value	4,000,042
Balance as of March 31, 2018	$ 4,792,940

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

Common Stock Warrants

In December 2010, the Company issued a total of 5,000,000 Common Stock Purchase Warrants. Pursuant to an extension approved by the Board of Directors in June 2015, all Warrants were exercisable at any time prior to November 19, 2017.

Common Stock

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

On January 2, 2018 Power Up Lending Group LTD. converted $855 of its $53,000 note dated January 5, 2017 at a conversion price of $0 061 for 1,401,639 common shares.

On January 22, 2018 GHS Investments, LLC. converted $717 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0 044 for 1,630,000 common shares.

On March 6, 2018 Power Up Lending Group LTD. converted $1,790 of its $53,000 note dated January 5, 2017 at a conversion price of $0.0011 for 1,627,273 common shares

On March 21, 2018 Power Up Lending Group LTD. converted $1,610 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00099 for 1,626,262 common shares.

On March 23, 2018 Auctus Fund LLC. converted $191 of its $63,250 note dated December 16, 2016 at a conversion price of $0.000117 for 1,631,800 common shares.

NOTE 6-PREFERRED STOCK

During the year ended December 31, 2014 the Company authorized a total of 20,000,000 Shares of Preferred Stock, $ .0001 par value, which may be issued from time to time and bearing such rights, privileges and preferences as shall be designated by the Board of Directors.

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

In August of 2016 the company changed the Certificate of Designation for the Preferred B shares giving the holder 1,000 common votes for every preferred B share held with a conversion right of 100 common shares for every preferred B share held.  Preferred B shares were issued in the second quarter 2017, following the effectiveness of the Information Statement as filed by the Company on Form 14C. Currently this change gives approximately 77% voting control to the two former Board of Directors (if they vote together).

On August 4, 2016 the company issued 660,000 shares of preferred series B shares to RP Capital. Each preferred series B is convertible into 100 shares of the company’s common stock, for research and development services.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods. In February 2017 the Company’s Chief Executive Officer, James M. Farinella, was issued 660,000 Preferred B shares. The Company agreed to issue these shares to Mr. Farinella in 2016 for him joining the Company as an Officer and Director. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. At the end of March 31, 2018 Mr. Farinella owned 2,254,200 Shares of Preferred B shares.

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

In August of 2016 the Company also created a Certificate of Designation for a preferred C class as an investment class of stock that carries no voting rights and converts into 100 shares of common for every preferred C share owned.  Additionally, these shares only allow the holder to convert into common and own no more than 9.9% of the outstanding at any point in time. There are 160,000 Preferred C shares issued and outstanding as of March 31, 2018.

As of March 31, 2018, The Company had 4,000 Preferred A shares, 3,550,000 Preferred B shares and 160,000 Preferred C shares. totaling 3,714,000 Preferred shares.  All issued and outstanding Preferred shares have a par value $.0001 per shares.

NOTE 7– COMMITMENTS AND CONTINGENCIES

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

NOTE 8– SUBSEQUENT EVENTS

On May 28, 2018, Fernando Lopez resigned as the Chief Operating Officer and Director, of MJ Biotech, Inc. Mr. Lopez' resignation was due to personal reasons and did not reflect any concerns and/or disagreements relating to MJ Biotech, Inc., its operations, policies or practices.  Simultaneous with is resignation, Mr. Lopez will return all company stock issued to him during the tenure of his association with MJ Biotech, Inc.

On June 4, 2018 the Company formed a new wholly-owned corporation MJ Syndicated, Inc. a Florida corporation, based out of Florida.

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000.

During the Quarter ended June 30, 2018 the Company sold 231,200 Preferred B shares for $15,000.

During the Quarter ended June 30, 2018 the Company issued Shares 500 Preferred B shares for services.

On October 4 the Company executed a non-binding Letter of Intent to acquire an operating Cannabis Farm located in Oregon. The Letter of Intent was accepted by the current owners of the Cannabis Farm.

On October 22, 2018 the Company executed a Joint Venture Agreement with a water distribution Company headquartered in Bulgaria.

As of October 23, 2018, the Binding Letter of Agreement for the proposed acquisition of Zen Hero, Inc., was terminated.

On October 26, 2018 The Companies wholly owned subsidiary MJ Syndicated, Inc a Florida Corporation signed a Joint Venture Agreement with MarijuanaDoctor.com. for the distribution of CBD infused Teas for with MarijuanaDoctor.com. which operates 15 Marijuana Licensing clinics in the state of Florida.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2018	December 31, 2017
Current Assets	$105	$82
Current Liabilities	5,924,781	1,796,909
Working Capital Deficit	(5,924,676)	(1,796,827)

Cash Flows

	For the three months ended March 31,
	2018	2017
Net Cash Used in Operating Activities	$(17,477)	$(129,697)
Net Cash Provided by Financing Activities	17,500	110,000
Increase /Decrease IN CASH	23	(19,697)
CASH AT END OF PERIOD	$ 105	$7,070

Balance Sheet

At March 31, 2018, the Company had total assets of $ 105 compared with total assets of $ 82 as at December 31, 2017.

The Company had total liabilities of $5,924,781 as of March 31, 2018 compared to $ 1,796,909 for December 31, 2017. The increase was due to the change in derivative value.

Income Statement

Revenues

Revenue remained unchanged at $0 during the three months ended March 31, 2018 and 2017

Operating Expenses

During the three months ended March 31, 2018, the Company incurred operating expenses totaling $ 61,684 compared with $5,669,646 for the three months ended March 31, 2017 due to the reduction in the issuance of stock for consulting.

Total Other Income (Expense)

During the three months ended of March 31, 2018 there was a reduction on the Finances Fees of $(43,603) as compared to the $127,340) for the same time period ended 2017.

During the three months ended March 31, 2018 the company recorded a loss due to a change of derivative liability of $(4,041,308) compared with a gain of $96,653 for the same period in 2017.

Interest expense decreased to $45,738 the three months ended March 31, 2018 compared to $126,789 for the three months ended March 31, 2017.

Net Loss

During the three months ended March 31, 2018, the Company realized net loss of $4,192,334 compared with a net loss of $5,827,122 for the three months ended March 31, 2017.  The decrease in net loss was primarily due to less shares issued for consulting services.

Liquidity and Capital Resources

As of March 31, 2018, the Company had a cash balance of $ 105 and a working capital deficit of $ 5,924,676 compared with a cash balance of $82 capital deficit of $1,796,827 at December 31, 2017.

We do not have sufficient capital to pay our operating expenses.  In addition, as of March 31, 2018, there was $473,984 in convertible notes which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the three months ended March 31, 2018, the Company used ($17,477) of cash from operating activities compared with use of ($129,697) of cash flow during the three months ended March 31, 2017.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, the Company received $17,500 cash flow from financing activities compared to $110,000 of cash flow from financing activities during the three months ended March 31, 2017.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31,2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of March 31,2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2018 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

OTHER INFORMATION

None.

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

*filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2018.

MJ BIOTECH, INC. (FKA Michael James Enterprise, Inc
(the “Registrant ” )

BY:	/s/ Maxine Pierson
Maxine Pierson, Chief Executive Officer, Chief Financial Officer