Form 10-Q
period 2018-06-30
MJ BIOTECH, INC.
filed 2018-11-16
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED , 2018
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

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

Definitive Schedule 14C Information Statement filed on July 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•our exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•need for additional capital, including our ability to repay $595,794 in notes and accrued interest of $157,740 to non-related parties, most of which if not paid off will convert into common stock over time causing dilution to all shareholders.,

•our ability to continue as a going concern,

•our inability to manage our growth,

•potential infringement of third-party intellectual property rights,

•our ability to effectively compete,

•our ability to timely and effectively scale our technology,

•our ability to pay or settle the Administrative Order issued by the Office of Financial Regulation of the State of Florida,

•the limited trading market for our common stock which is quoted on the OTC Markets,

•anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

•the application of penny stock rules to trading in our common stock,

•the dilutive impact of outstanding convertible notes and warrants.

•Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations which may negatively impact our revenues and profits,

•variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities may negatively impact our revenues and profits.

•marijuana remains illegal under Federal law, and

•laws and regulations affecting the marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

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

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech Inc., f/k/a Michael James Enterprises, Inc., also f/k/a as BullsnBears.com, Inc., a WYOMING corporation In addition, “2018” refers to the year ending December 31, 2018 and “2017 refers to the year ended December 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

MJ BIOTECH, INC.
Balance Sheets

	Un-audited
	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$154	$82
Total Current Assets	154	82

TOTAL ASSETS	$154	$82

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$525,162	$451,838
Accounts payable – related party	92,007	92,007
Note payable – related party	12,584	2,536
Notes Payable	67,000	49,000
Convertible notes payable (net of discount)	495,248	408,630
Derivative Liability	1,977,641	792,898
Total Current Liabilities	3,169,642	1,796,909

Total Liabilities	3,169,642	1,796,909

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,945,700 and 3,554,000 issued or outstanding respectively, as of June 30, 2018 and December 31, 2017 respectively,	395	356
Common stock; $0.0001 par value, 980,000,000 shares authorized, 53,348,590 and 32,303,283 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5,336	3,231
Additional paid-in capital	12,782,088	12,659,977
Accumulated deficit	(15,957,307)	(14,460,391)
Total Stockholders' Equity (Deficit)	(3,169,488)	(1,796,827)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$154	$82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ BIOTECH, INC.
Consolidated Statements of Operations
For the three and six months ended June 30,
(Un-Audited)

	For the three Months Ended June 30, 2018	For the three Months Ended June 30, 2017	For the six Months Ended June 30, 2018	For the sixe Months Ended June 30, 2017
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Management and consulting fees	3,000	-	6,000	-
Shares issued for Consulting	24,400	-	42,456	5,542,000
Professional fees	12,499	-	23,765	-
General and administrative	17,032	80,957	46,395	208,603

Total Operating Expenses	56,931	80,957	118,616	5,750,603

OPERATING LOSS	(56,931)	(80,957)	(118,616)	(5,750,603)

OTHER INCOME (EXPENSE)
Finance Fees	-	-	-	(127,340)
Gain (loss) on derivative liability	2,798,381	(44,872)	(1,242,927)	51,781
Interest expense	(46,031)	(7,061)	(135,372)	(133,850)

Total Other Income (Expense)	2,752,350	(51,933)	(1,378,299)	(209,409)

Net loss	$2,695,419	$(132,890)	$(1,496,915)	$(5,960,012)

BASIC NET LOSS PER COMMON SHARE	$0.05	$(0.06)	$(0.03)	$(0.29)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,512,418	2,380,350	44,695,727	20,761,494

DILUTED NET LOSS PER COMMON SHARE	$0.00	$(0.06)	$(0.03)	$(0.29)

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	724,392,134	2,380,350	44,695,727	20,761,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ BIOTECH, INC.
Consolidated Statements of Cash Flows
for the six months ended June 30,

	For the six Months Ended June 30, 2018	For the six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,496,915)	$(5,960,012)
Items to reconcile net loss to net cash used in operating activities:

Change in Debt discount	53,379	27,526
Financing fees, Shares issued and note penalties	41,853	150,290
Shares issued for services	42,456	5,564,323
Changes in operating assets and liabilities
Change in Accounts Receivable	-	1,000
Change in Derivative Liability	1,242,927	(8,087)
Increase in accounts payable and accrued liabilities	73,614	78,008
Increase in accounts payable and accrued liabilities - related party	9,758	-
Net Cash Used in Operating Activities	(32,928)	(146,952)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds issuance of Preferred stock	15,000
Proceeds (payments) from convertible notes payable	18,000	120,185
Net Cash Provided by Financing Activities	33,000	120,185

Increase (Decrease) in Cash	72	(26,767)

CASH, BEGINNING OF PERIOD	82	26,767

CASH, END OF PERIOD	$154	$-

Supplemental Information:
Interest Paid	$-	$-
Taxes	$-	$-

Supplemental Non - Cash Disclosure:
Shares issued for services	$42,456	$5,542,000
Shares issued for Note conversions	$66,799	$211,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ BIOTECH, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

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

Employees

As of June 30, 2018, we have 2 full time employees, and Company operations are being conducted at our corporate offices located in Cheyenne Wyoming at 109 East 17th Street, Suite 80 Cheyenne, WY.

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

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000 valued at $24,400.

During the Quarter ended June 30, 2018 the Company sold 231,200 Preferred B shares for $15,000.

During the Quarter ended June 30, 2018 the Company issued Shares 500 Preferred B shares for services valued at $1,000.

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

We have incurred net losses of $15,957,307 since inception through June 30, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had loss gain as of June 30, 2018 of $(1,496,915) and net loss as of June 30, 2017 of $(5,960,012) so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. The Company had outstanding warrants to purchase 5,000,000 shares of common stock which expired November 2017. The Company also had outstanding and convertible notes of 495,248 plus interest of $157,740 that could be converted into additional shares as of June 30, 2018.

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

The carrying amounts of the Company’s financial instruments as of June 30, 2018, reflect:

Cash:  Level 1   Measurement based on bank reporting.

    Level 2   Loans from Officers and related parties

 Level 2   Based on promissory notes.

      Level 3 Derivative Liabilities.

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

As of June 30, 2018, we had a net operating loss carry-forward of approximately $(15,957,307) and a deferred tax asset of approximately $3,351,034 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(3,351,034).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2018 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2018	December 31, 2017
Deferred Tax Asset	$ 3,351,034	$1,013,316
Valuation Allowance	(3,351,034)	(1,013,316)
Deferred Tax Asset (Net)	$ -	$ -

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

Derivative Liabilities

Certain of the Company’s convertible notes payable described in Note 3contain conversion features that qualify for embedded derivative classification. The Company accounts for the embedded derivative features in its convertible debentures in accordance FASB ASC 815-10-Derivatives and Hedging, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of the convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as a “Loss on Derivative Liability” in other expense. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

In May 2017, the FASB amended authoritative guidance on modifications related to stock compensation, codified in ASC 718, Compensation - Stock Compensation. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for the Company as of the first quarter of its fiscal year ending December 31, 2019. The Company does not believe the update will have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial statements or its financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Services

As of June 30, 2018, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of June 30, 2018, the company owes the former CEO (James Farinella) of the Company $15,434 in expenses paid for the Company.

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

Formation of New Subsidiary

On June 4, 2018 the Company formed a new wholly-owned corporation MJ Syndicated, Inc. a Florida corporation, based out of Florida whose activities will be incorporated in the Company’s Quarterly and Annual reports

NOTE 3 - CONVERTIBLE PROMISSORY NOTES PAYABLE

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

During the Quarter ended March 2018, the Company entered into three nonconvertible Promissory Notes for $10,000, $5,000 and $3,000 with unrelated private parties.  The Notes bear interest at the rate of 4% per annum and are due in June and September 2018.

On April 3, 2018 Power up Lending Group LTD converted $2,440 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,033,333 common shares.

On April 9, 2018 GHS Investments converted $1,012 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 2,300,000 common shares.

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

During the six months ending June 30, 2018, no convertible notes were issued.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2017	$ 792,898
Change in the fair value	1,184,743
Balance as of June 30, 2018	$ 1,977,641

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

On April 3, 2018 Power up Lending Group LTD converted $2,440 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,033,333 common shares.

On April 9, 2018 GHS Investments converted $1,012 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 2,300,000 common shares.

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000 valued at $24,400.

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

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods. In February 2017 the Company’s Chief Executive Officer, James M. Farinella, was issued 660,000 Preferred B shares. The Company agreed to issue these shares to Mr. Farinella in 2016 for him joining the Company as an Officer and Director. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. At the end of June 30, 2018 Mr. Farinella owned 2,254,200 Shares of Preferred B shares.

In February 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

In August of 2016 the Company also created a Certificate of Designation for a preferred C class as an investment class of stock that carries no voting rights and converts into 100 shares of common for every preferred C share owned.  Additionally, these shares only allow the holder to convert into common and own no more than 9.9% of the outstanding at any point in time. There are 160,000 Preferred C shares issued and outstanding as of June 30, 2018.

During the quarter ended June 30, 2018, the Company sold 231,700 shares of Preferred B shares valued at $15,000 and issued 500 Preferred B shares valued at $1,000.

As of the end of quarter ended June 30,2018 the Company had 4,000 Preferred A shares, 3,617,700 Preferred B shares and 160,000 Preferred C shares totaling 3,781,700 Preferred shares.  All issued and outstanding Preferred shares have a par value $.0001 per shares.

During the quarter ended June 30, 2018, the Company sold 231,700 shares of Preferred B shares valued at $15,000 and issued 500 Preferred B shares valued at $1,000.

As of the end of quarter ended June 30,2018 the Company had 4,000 Preferred A shares, 3,781,700 Preferred B shares and 160,000 Preferred C shares totaling 3,945,700 Preferred shares.  All issued and outstanding Preferred shares have a par value $.0001 per shares.

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

NOTE 8– SUBSEQUENT EVENTS

On October 4, 2018 the Company executed a non-binding Letter of Intent to acquire an operating Cannabis Farm located in Oregon. The Letter of Intent was accepted by the current owners of the Cannabis Farm.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2018	December 31, 2017
Current Assets	$154	$82
Current Liabilities	3,169,642	1,796,909
Working Capital Deficit	(3,169,488)	(1,796,827)

Cash Flows

	For the six months ended June 30,
	2018	2017
Net Cash Used in Operating Activities	$(32,928)	$(129,697)
Net Cash Provided by Financing Activities	33,000	110,000
Increase (Decrease) IN CASH	72	(19,697)
CASH AT END OF PERIOD	$ 154	$7,070

Balance Sheet

At June 30, 2018, the Company had total assets of $ 154 compared with total assets of $ 82 as at December 31, 2017.

The Company had total liabilities of $3,169,642 as of June 30, 2018 compared to $ 1,796,909 for December 31, 2017. The increase was due to the change in derivative value.

Income Statement

Revenues

Revenue remained unchanged at $0 during the three months and six months ended June 30, 2018 and 2017

Operating Expenses

During the three months ended June 30, 2018, the Company incurred operating expenses totaling $ 56,931 compared with $ 80,957 for the three months ended June 30, 2017 due to the reduction in the issuance of stock for consulting.

During the six months ended June 30, 2018, the Company incurred operating expenses totaling $ 118,616 compared with $5,750,603 for the six months ended June 30, 2017 due to the reduction in the issuance of stock for consulting.

Total Other Income (Expense)

During the three months of June 30, 2018 and June 30, 2017 there were no Finances Fees due to no convertible debt occurring during that time frame

During the six months of June 30, 2018 there was a reduction in Finances Fees to $0 as compared to the $(127,340) for the same time period ended 2017. The reduction is due no new convertible debt being created

During the three months ended June 30, 2018 the company recorded a gain due to a change of derivative liability of $2,798,381 compared with a loss of $(44,872) for the same period in 2017.

During the six months ended June 30, 2018 the company recorded a loss due to a change of derivative liability of $(1,242,927) compared with a gain of $51,781 for the same period in 2017.

Interest expense increased to $(46,031) the three months ended June 30, 2018 compared to $(7,061) for the three months ended June 30, 2017.

Interest expense increased to $(135,372) the six months ended June 30, 2018 compared to $(133,850) for the six ended June 30, 2017.

Net Gain (Loss)

During the three months ended June 30, 2018, the Company realized a gain of $2,695,419 compared with a loss of $(132,890) for the three months ended June 30, 2017.  The gain was due to the change in the derivative liability.

During the six ended June 30, 2018, the Company realized net loss of $(1,496,915) compared with a net loss of $(5,960,012) for the six months ended June 30, 2017.  The decrease in net loss was primarily due to less shares issued for Consulting.

Liquidity and Capital Resources

As of June 30, 2018, the Company had a cash balance of $ 154 and a working capital deficit of $ 3,169,488 compared with a cash balance of $82 capital deficit of $1,796,827 at December 31, 2017.

We do not have sufficient capital to pay our operating expenses.  In addition, as of June 30, 2018, there was $495,248 in convertible notes which mature over the next 2 years.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the six months ended June 30, 2018, the Company used $(32,928) of net cash from operating activities compared with $(146,952) during the six months ended June 30, 2017.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, the Company received $33,000 cash flow from financing activities compared to $120,185 of cash flow from financing activities during the six months ended June 30, 2017.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2018 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 3, 2018 Power up Lending Group LTD converted $2,440 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,033,333 common shares.

On April 9, 2018 GHS Investments converted $1,012 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 2,300,000 common shares.

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000 valued at $24,400.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2018.

MJ BIOTECH, INC. (FKA Michael James Enterprise, Inc
(the “Registrant ” )

BY:	/s/ Maxine Pierson
Maxine Pierson, Chief Executive Officer, Chief Financial Officer