Form 10-Q
period 2018-09-30
MJ BIOTECH, INC.
filed 2018-11-19
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ] No[X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter.  Approximately $480,136.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 15, 2018, the registrant had 53,348,590 shares of the registrant’s $0.0001 par value common stock issued and outstanding. The registrant also had 4,000 Preferred A shares, 3,781,700 Preferred B shares and 160,000 Preferred C shares. All issued and outstanding Preferred shares have a par value $.0001 per shares.

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

Definitive Schedule 14C Information Statement filed on July 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•our exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

•need for additional capital, including our ability to repay $578,357 in notes and accrued interest of $179,948 to non-related parties, most of which if not paid off will convert into common stock over time causing dilution to all shareholders.,

•our ability to continue as a going concern,

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

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech Inc., f/k/a Michael James Enterprises, Inc., also f/k/a as BullsnBears.com, Inc., a WYOMING corporation In addition, “2018” refers to the year ending September 30, 2018 and “2017 refers to the year ended December 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

MJ BIOTECH, INC.
Consolidated Balance Sheets

	Un-audited
	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$-	$82
Total Current Assets	-	82

TOTAL ASSETS	$-	$82

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$224	$-
Accounts payable and accrued expenses	566,324	451,838
Accounts payable – related party	92,007	92,007
Note payable – related party	18,610	2,536
Notes Payable	67,000	49,000
Convertible notes payable (net of discount)	511,357	408,630
Derivative Liability	1,247,153	792,898
Total Current Liabilities	2,502,675	1,796,909

Total Liabilities	2,502,675	1,796,909

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 3,945,700 and 3,554,000 issued or outstanding respectively, as of September 30, 2018 and December 31, 2017 respectively,	395	356
Common stock; $0.0001 par value, 980,000,000 shares authorized, 53,348,590 and 32,303,283 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5,336	3,231
Additional paid-in capital	12,782,088	12,659,977
Accumulated deficit	(15,290,494)	(14,460,391)
Total Stockholders' Equity (Deficit)	(2,502,675)	(1,796,827)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$0	$82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ BIOTECH, INC.
Consolidated Statements of Operations
For the three and nine months ended September 30,
(Un-Audited)

	Three months Ended September 30, 2018	Three months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Management and consulting fees	3,000	-	9,000	-
Shares issued for consulting	-	-	42,456	5,542,000
Professional fees	12,980	-	43,995	-
General and administrative	9,374	11,369	48,518	219,972

Total Operating Expenses	25,354	11,369	143,969	5,761,972

OPERATING LOSS	(25,354)	(11,369)	(143,969)	(5,761,972)

OTHER INCOME (EXPENSE)
Finance Fees	-	-	-	(127,340)
Gain (loss) on derivative liability	730,488	148,762	(512,439)	(158,764)
Interest expense	(38,322)	(80,136)	(173,695)	(142,304)

Total Other Income (Expense)	692,166	68,626	(686,134)	(428,408)

NET INCOME (LOSS)	$666,812	$57,257	$(830,103)	$(6,190,380)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$0.00	$(0.02)	$(0.25)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,348,590	18,851,502	47,611,710	24,761,082

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$0.00	$(0.02)	$(0.25)

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	724,392,134	562,176,979	47,611,710	24,761,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ BIOTECH, INC.
Consolidated Statements of Cash Flows
for the nine months ended September 30,
Un-Audited

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(830,103)	$(6,190,380)
Items to reconcile net loss to net cash used in operating activities:
Change in Debt discount	69,488	55,874
Financing fees, Shares issued and note penalties	41,853	233,691
Shares issued for consulting	42,457	5,542,000
Changes in operating assets and liabilities
Change in Accounts Receivable	-	1,000
Change in Derivative Liability	512,439	110,168
Increase in accounts payable and accrued liabilities	114,485	88,699
Increase in accounts payable and accrued liabilities - related party	16,075	1,631
Net Cash Used in Operating Activities	(33,306)	(157,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	224	-
Proceeds issuance of Preferred stock	15,000	-
Proceeds (payments) from notes payable	18,000	130,550
Net Cash Provided by Financing Activities	33,224	130,550

Increase (Decrease) in Cash	(82)	(26,767)

CASH, BEGINNING OF PERIOD	82	26,767

CASH, END OF PERIOD	$-	$-

Supplemental Information:
Interest Paid	$-	$-
Taxes	$-	$-

Supplemental Non - Cash Disclosure:
Shares issued for services	$42,456	$5,542,000
Shares issued for Note conversions	$ 72,033	$211,624

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

Employees

As of September 30, 2018, we have 2 full time employees, and Company operations are being conducted at our corporate offices located in Cheyenne Wyoming at 109 East 17th Street, Suite 80 Cheyenne, WY.

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

During the Quarter ended September 30, 2018 No Common or Preferred Shares were issued

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

We have incurred net losses of $15,290,494 since inception through September 30, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had a net loss as of September30, 2018 of $(830,103) and a net loss as of September 30, 2017 of $(6,190,380) so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. The Company had outstanding warrants to purchase 5,000,000 shares of common stock which expired November 2017. The Company also had outstanding and convertible notes of $511,357 plus interest of $173,694 that could be converted into additional shares as of September 30, 2018.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2018, reflect:

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

As of June 30, 2018, we had a net operating loss carry-forward of approximately $(15,290,494) and a deferred tax asset of approximately $3,211,004 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(3,211,004).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2018	December 31, 2017
Deferred Tax Asset	$ 3,211,004	$1,013,316
Valuation Allowance	(3,211,004)	(1,013,316)
Deferred Tax Asset (Net)	$ -	$ -

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Services

As of September 30, 2018, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 2,890,000 preferred B shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of September 30, 2018, the company owes the former CEO (James Farinella) of the Company $15,434 in expenses paid for the Company.

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

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000 valued at $24,400 and no shares were issued in the quarter ended September 30, 2018

NOTE 4 – DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price.

Price protection clauses of the conversion features of the convertible notes (see Note 3) triggered derivative accounting under GAAP.

During the nine months ending September 30, 2018, no convertible notes were issued.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Derivative Liability
Balance as of December 31, 2017	$ 792,898
Change in the fair value	454,255
Balance as of September 30, 2018	$ 1,247,153

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

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000 valued at $24,400 and no shares were issued in the quarter ended September 30, 2018

.

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

During the Quarter ended September 30, 2018 the Company issued no Shares.

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

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2018	December 31, 2017
Current Assets	$0	$82
Current Liabilities	2,502,675	1,796,909
Working Capital Deficit	(2,502,675)	(1,796,827)

Cash Flows

	For the nine months ended September 30,
	2018	2017
Net Cash Used in Operating Activities	$(33,306)	$(129,697)
Net Cash Provided by Financing Activities	33,224	110,000
Increase (Decrease) IN CASH	(82)	(19,697)
CASH AT END OF PERIOD	$ -	$7,070

Balance Sheet

At September 30, 2018, the Company had total assets of $ 0 compared with total assets of $ 82 as at December 31, 2017.

The Company had total liabilities of $2,502,675 as of September 30, 2018 compared to $1,796,909 for December 31, 2017. The increase was due to the change in derivative value.

Income Statement

Revenues

Revenue remained unchanged at $0 during the three months and nine months ended September 30, 2018 and 2017

Operating Expenses

During the three months ended September 30, 2018, the Company incurred operating expenses totaling $ 25,354 compared with

$ 11,369 for the three months ended September 30, 2017 mainly due to the increase in professional fees.

During the nine months ended September 30, 2018, the Company incurred operating expenses totaling $ 143,969 compared with $5,761,972 for the nine months ended September 30, 2017 due to the reduction in the issuance of stock for consulting.

Total Other Income (Expense)

During the three months of September 30, 2018 and September 30, 2017 there were no Finances Fees due to no convertible debt occurring during that time frame

During the nine months of September 30, 2018 there was a reduction in Finances Fees to $0 as compared to the $(127,340) for the same time period ended 2017. The reduction is due to no new convertible debt being created

During the three months ended September 30, 2018 the company recorded a gain due to a change of derivative liability of $730,488 compared with a gain of $148,762 for the same period in 2017. This was mainly due to the change in stock price over the previous 20 days for the potential conversion price compared to the stock price at on September 30, 2018

During the nine months ended September 30, 2018 the company recorded a loss due to a change of derivative liability of $(512,439) compared with a gain of $(158,764) for the same period in 2017. This was mainly due to the change in stock price over the previous 20 days for the potential conversion price compared to the stock price at on September 30, 2018

Interest expense decreased to $(38,322) the three months ended September 30, 2018 compared to $(80,136) for the three months ended September 30, 2017. This was mainly due to the higher amortization in debt discount in the 3 months ended September 30, 2017

Interest expense increased to $(173,695) the nine months ended September 30, 2018 compared to $(142,304) for the nine months ended September 30, 2017. This was mainly due to the increase in the default interest rate in 2018

Net Gain (Loss)

During the three months ended September 30, 2018, the Company realized a gain of $666,812 compared with a gain of $57,257 for the three months ended September 30, 2017.  The gain was due to the change in the derivative liability.

During the nine months ended September 30, 2018, the Company realized net loss of $(830,103) compared with a net loss of $(6,190,380) for the nine months ended September 30, 2017.  The decrease in net loss was primarily due to less shares issued for Consulting.

Liquidity and Capital Resources

As of September 30, 2018, the Company had a cash balance of $ 0 and a working capital deficit of $ 2,502,675 compared with a cash balance of $82 and a working capital deficit of $1,796,827 at December 31, 2017.

We do not have sufficient capital to pay our operating expenses.  In addition, as of September 30, 2018, there was $511,357 in convertible notes which mature over the next year.  These notes are unsecured.  We do not have sufficient working capital to repay these obligations.  In the absence of the note holders converting to common stock the Company will need to raise additional capital to satisfy these obligations. If we are unable to raise the additional capital necessary to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.  In that event, investors could lose their entire investment in our company.

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, the Company used $(33,306) of net cash from operating activities compared with $(157,317) during the nine months ended September 30, 2017. This was mainly due to the change in Derivative Liability in 2018.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, the Company received $33,224 cash flow from financing activities compared to $130,550 of cash flow from financing activities during the nine months ended September 30, 2017. This was mainly due to the higher proceeds from notes payable in 2017.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2018 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November 2018.

MJ BIOTECH, INC. (FKA Michael James Enterprise, Inc
(the “Registrant ” )

BY:	/s/ Maxine Pierson
Maxine Pierson, Chief Executive Officer, Chief Financial Officer