Form 10-K
period 2018-12-31
MJ BIOTECH, INC.
filed 2019-07-11
CIK 1543272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-54616

MJ BIOTECH, INC.

(Exact name of registrant as specified in its charter)

(Formerly Michael James Enterprises, Inc.)

Wyoming	45-2282672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4781 North Congress Avenue, Suite 1102

Boynton Beach, Florida 33426

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No[ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ] No[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed quarter.  The aggregate market value as of March 31, 2019 was approximately $346,613.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 27, 2019, the registrant had 338,368,257 shares of the registrant’s $0.0001 par value common stock issued and outstanding. The registrant also had 4,000 Preferred A shares, 4,609,700 Preferred B shares and 660,000 Preferred C shares. All issued and outstanding Preferred shares have a par value $.0001 per shares.

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

Definitive Schedule 14C Information Statement file July 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain, or may contain, forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

·

our recent exit from shell status, lack of profitable operations and risk we will ever generate revenues or profits,

·

need for additional capital, including our ability to repay $607,425 convertible notes with interest expense for the year of $210,697 and $67,000 non-convertible promissory notes with accrued interest of $2,984 to non-related parties. All convertible notes, if not paid off, will convert into common stock over time causing dilution to all shareholders,

·

our ability to continue as a going concern,

·

our inability to manage our growth,

·

potential infringement of third-party intellectual property rights,

·

our ability to effectively compete,

·

our ability to timely and effectively scale our technology,

·

any attempts by the Office of Financial Regulation of the State of Florida to enter Judgment based on its Final Order,

·

the limited trading market for our common stock, which is quoted on the OTC Markets,

·

anti-takeover aspects of our certificate of incorporation and bylaws and the ability of our Board to issue preferred stock without stockholder consent,

·

Any change in the laws, rules and regulations, and enforcement thereof, relating to cannabis and CDB products,

·

the application of penny stock rules to trading in our common stock, and

·

the dilutive impact of outstanding convertible notes and warrants.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. (Risk Factors) appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.mjbiotech.us. Information contained on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “MJTV” the “Company,” "we", "us", "our" and similar terms refer to MJ Biotech Inc., f/k/a Michael James Enterprises, Inc., also f/k/a as BullsnBears.com, Inc., a Wyoming corporation In addition, “2018” refers to the year ending December 31, 2018 and “2017” refers to the year ended December 31, 2017.

PART I

ITEM 1.   BUSINESS OVERVIEW.

Nature of Operations and Continuance of Business

The financial statements included herein have been prepared by MJ Biotech, Inc. (formerly Michael James Enterprises, Inc.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and that the disclosures made are adequate to make the information not misleading.

We were a Company focused on developing intellectual property.  Due to the enormous expansion in the cannabis sectors, we have changed our focus to distribution of Hemp (CBD) based Tea products. Pursuant to that we have created a line of CBD infused Teas and Herbs for distribution through our agreement with MarijuanaDoctor.com. Marijuana Doctor operates 15 clinics in the state of Florida.

Competition

Most of MJ Biotech, Inc.’s competitors are well-established and have substantially greater financial resources than we do. Some of our on-line competitors that sell CBD tea products are “Buddha Teas”, “Canna Teas” and “Kikuko’s delicious Positivi-Tea”. MJ Biotech is currently working on increasing its on-line presence.

Governmental regulation regarding hemp derived CBD

In late March 2018, Senate Majority Leader Mitch McConnell announced he would introduce legislation legalizing hemp production in his state, Kentucky, and nationally. Majority Leader McConnell introduced the bill, S.2667 as the Hemp Farming Act, on the Senate floor on April 12, 2018, co-sponsored by Oregon senators Ron Wyden and Jeff Merkley. Majority Leader McConnell announced that Representative James Comer of Kentucky would introduce a companion bill in the House of Representatives. The companion bill, H.R. 5485, was also introduced on April 12, 2018 with Colorado Representative Jared Polis co-sponsoring.

In addition to removing low-THC cannabis from regulation under the Controlled Substances Act, the 2018 act would avail hemp farmers of water rights and federal agricultural grants, and make the national banking system (a gray area for the cannabis industry) accessible to farmers and others involved; and allow for other benefits of production of a recognized crop such as marketing, agronomy research, and crop insurance.

The Hemp Farming Act of 2018 was a proposed law to remove hemp (defined as cannabis with less than 0.3% THC) from Schedule I controlled substances and making it an ordinary agricultural commodity. Its provisions were incorporated in the Agriculture Improvement Act 2018 which became law on December 20, 2018.

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

user privacy;

trespass;

defamation;

database and data protection;

limitations on the distribution of materials considered harmful to children;

liability for misinformation provided over the web;

user protection, pricing, taxation, and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);

delivery of contextual advertisements via connected desktop software;

intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;

distribution, characteristics, and quality of products and services; and

other consumer protection laws.

Legislation has also been introduced in the U.S. Congress (among these The Securely Protect Yourself Against Cyber Trespass Act and The Internet Spyware (I-SPY) Prevention Act) and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers' computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not expect to rely on spyware for any purpose, and it will not be part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our product offerings. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. We expect that all downloadable software that we will distribute will require an express consent of the consumer and will provide consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services.

Federal regulation and enforcement may adversely affect the implementation of medical and recreational marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and/or recreational uses for cannabis and consumer use of cannabis. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to  marijuana products, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be possession of  marijuana in violation of federal law with respect to any inventory or business operations or we may be deemed to be facilitating the selling or distribution, or aiding and abetting the selling or distribution, of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

A memorandum from Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”), provides that the DOJ is committed to the enforcement of the CSA, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The Cole Memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

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

The Cole Memorandum was rescinded by a one-page memo signed by Attorney General Jeff Sessions on January 4, 2018. Despite this rescission, the DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Eleven states have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Marijuana remains illegal under Federal law.

Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to expand our business plan beyond hemp derived CBD.

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

Intellectual property.

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

Capital Needs

Our ability to implement the business model of manufacturing CBD and producing CBD infused products and then marketing those products through stores and also online through our e-commerce website. Our ability to grow our business is dependent on our ability to raise sufficient capital for acquisition and growth. We have determined we need to raise approximately $1,500,000 for general operating capital, including funds necessary to hire and compensate executive and other employees, including staffing, support and equipment, advertising and marketing, expansion of business operations, and general working capital. Although we have received approximately $77,559 in promissory notes including interest and $707,589 in convertible promissory notes including interest, during 2016 through 2018 we do not have any firm commitments to provide the balance of this capital to grow the Company of $1,500,000 and pay off the notes of $785,148. Also, there are no assurances we will be successful in raising the necessary capital. In that event, our ability to fully implement our business model and begin generating revenues from our operations would be in jeopardy.

Governmental Regulation

We expect that soon legislation will be introduced in the U.S. Congress and some state legislatures that will be designed to regulate Cannabidiol (CBD). The FDA and some of the state’s respective regulatory agencies, can introduce legislation to control CBD and its by-products. These legislative rules may negatively impact our products and our Companies operation and prevent the Company from fully implementing its business plan.

Proprietary Products

While there are currently relatively few laws or regulations directly applicable to the production of Hemp and of Teas and Herbs infused with CBD, we expect that to change in the near future. The majority of our products are proprietary in nature and therefore, we generally rely upon copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

Employees

As of December 31, 2018, we have 2 full time employees, and Company operations are being conducted at our corporate offices.

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

In November 2012 we changed our name to BullsnBears.com, Inc.  Effective December 11, 2015, we changed our name to Michael James Enterprises, Inc. and filed with FINRA for a new stock ticker symbol “MJTV”.

On December 31, 2015, the Company formed a new wholly owned company, BullsnBears Holdings, LLC., for the purpose of holding the Company’s intellectual property assets.  As contractually agreed, to, the Company's wholly owned subsidiary, BullsnBears, Holdings LLC. was spun off in its entirety including all of the assets and liabilities of the subsidiary including certain liabilities of the parent company that were incurred by the previous management including BullsnBears Holdings, LLC. Intellectual Property assets, including its websites, URL’s, and proprietary software, were transferred through a share dividend to MJTV shareholders of record as of the close of business on December 28, 2016, with one share of BullsnBears Holdings, LLC.  Common Stock distributed for each one share of MJTV Common Stock owned as of the record date.  Distribution of the shares took place on December 28, 2016.

On April 12, 2017, the Company changed its name to MJ Biotech, Inc. to better represent the new direction of the Company.  MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

On June 4, 2018 the Company formed a new wholly owned corporation MJ Syndicated, Inc. a Florida corporation, based out of Florida. Which as of the date of this 10K is non active.

Prior to July 26, 2017 the Company focused on developing intellectual property. Since the beginning of the third quarter of 2017, we had changed our focus toward Nutraceuticals. Beginning on October 23, 2018 the Company began to develop proprietary nutraceuticals infused with Hemp based CBD oils and isolates. These products were being produced and are now being offered for sale in wellness stores and on-line prior to the end of 2018.

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

Risks Related to Our Business

We exited shell status in October 12, 2012 but still have not operated profitably, and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses through the mid-year 2019. In 2012, we exited shell status thorough the purchase of the URL domain names and websites, however, those assets have generated minimal revenues to date. We reported revenues of $1,517 in 2013, and our net loss was ($1,104,250). We reported revenues of $106,859 in 2014, and our net loss was ($648,016).   Our revenues for the year ended December 31, 2015 were $22,610, and our net loss was ($425,345).  Our revenues for the year ended December 31, 2016 were $1,000 and our net loss was ($10,852,818). Also, on December 31, 2016 we had a working capital deficit of ($947,340) and an accumulated deficit of ($13,389,043). As of December 31, 2017, we had zero revenue and our net loss was ($1,071,348). Also, as of December 31, 2017 we had a working capital deficit of ($1,796,827) and an accumulated deficit of ($14,460,391). As of December 31, 2018, the Companies revenues were still $0, and we had a working capital deficit of ($2,476,448) and a accumulated deficit of ($15,298,151).  There is no assurance that we will be able to fully implement our business model, generate any meaningful revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. If we should be unable to continue as a going concern, you could lose all of your investment in our company.

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

The report of our independent registered public accounting firm on our financial statements for the year then ended December 31, 2018 raises substantial doubts about our ability to continue as a going concern based our operating losses and working capital deficit. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, our current working capital is not sufficient to sustain our current operations and we need to raise additional working capital in order to continue to implement our business model. If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy. In such event, we may not be able to continue as a going concern.

We have principal amount outstanding convertible notes and straight notes payable to non-related parties.

We have $607,425 outstanding and currently in default convertible promissory notes and $67,000 in defaulted non-convertible promissory notes.  If the convertible note holders choose to convert their debt into equity as a result of a conversion of all or a portion of such notes into the common stock of the Company, substantial dilution will result to all the stockholders at the time of conversion.  If the Company does not have the funds to repay the notes, the Company will be unable to protect any of its shareholders against this dilution

We have a limited history of operations upon which an investor could evaluate our company. There are no assurances our business model will prove successful.

We have a limited operating history. Our business is in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. This lack of a significant operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things: Produce sufficient product to keep up with the demand. Successfully market our product at our physical locations and online. If we fail to address the needs of our target market, our ability to fully implement our business model will be in jeopardy. There are no assurances we will be successful in the further implementation of our business model. You should consider our business and prospects in light of the risks and difficulties we encounter as we seek to further expand our operations.

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

Risks Related to Our Common Stock

Action from Office of Financial Regulation State of Florida (“OFR”).

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing officer has rendered a recommendation that the Company should be fined in the amount of $980,000.  The Company had reached a settlement with the OFR in the amount of $25,000.  The Company was unable to pay the settlement amount and on July 3, 2017 an Order was entered against the Company, and in favor of the ORF, in the full amount sought of $980,000.  As of the date of this Report, no Judgment has been entered. When the company has the resources available it will contact the OFR to try to resurrect the prior settlement

Our common stock is currently quoted on the OTC Markets, but trading in the securities is extremely limited.

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

Provisions of our certificate of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. Further, our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his, her or its shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

At June 27, 2019 we had 338,368,257 shares of common stock outstanding of which 44,691,600 are restricted. Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, conversion of the convertible notes, will have a dilutive effect on our existing stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate offices were located at 109 East 17th Street, Suite 80 Cheyenne, WY, 82001.  In May 16, 2019, the Company moved its Principal offices to 4781 North Congress Avenue, Suite 1102, Boynton Beach, Florida 33426 which are rented on a month-to-month basis.   We believe that our current space and arrangement is adequate to meet our current needs and the needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the

OFR designated hearing officer has rendered a recommendation that the Company should be fined in the amount of $980,000.  The Company had reached a settlement with the OFR in the amount of $25,000.  The Company was unable to pay the settlement amount and on July 3, 2017 an Order was entered against the Company, and in favor of the ORF, in the full amount sought of $980,000.  As of the date of this Report, no Judgment has been entered. When the company has the resources available it will contact the OFR to try to resurrect the prior settlement.

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

On November 21, 2017 Power Up Lending Group, LTD (“Power Up”). filed a Complaint in the United States District Court for the Eastern District of New York alleging the Company has defaulted on three convertible promissory notes in the aggregate amount of $155,000.  It is the Company’s position that it has not yet been properly served with the Summons and Complaint.  On January 7, 2019 Power Up obtained (the Company feels improperly) a Judgment in the amount of $163,569.96.  The Company intends to file a motion to vacate the Judgment when it has funds to do so.

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

High and Low per 2017 and 2018 Quarter ended.

2017HIGHLOW

January 1, to March 31$0.0101 $0.0082

April 1, to June 30$0.0025$0.0025

July 1, to September 30$0.0017$0.0017

October 1, to December 31$0.0035$0.0012

2018

January 1, to March 31$0.0070       $0.0040

April 1, to June 30$0.0038$0.0038

July 1, to September 30$0.0038$0.0026

October 1, to December 31$0.0025$0.0016

As of June 27, 2019, the last day our common stock traded before the filing date of this report, the last sale price of our common stock as reported on the OTC Markets was $.0007 per share. As of December 31, 2018, there are approximately 153 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On January 5, 2017, the Company entered into a $53,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate.  The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See the foot notes to the financial statements 4 for discussion of the derivative liability. Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note and has obtained a money Judgment (See Legal Proceedings above).

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

On March 13, 2017 the Company entered into a $43,000 8% Convertible Promissory Note with Power Up Lending Group, LTD, a non-affiliate. The term of the Note is for 9 months, with an original issuance discount of $3,000 for due diligence and legal costs.  The Note is convertible after 180 days into Common Stock of the Company at a conversion price which shall be equal to 55% of the average of the three lowest trading prices of the Company’s Common Stock during the 10 trading days prior to the election to convert. See the foot notes to the financial statements for discussion of the derivative liability. Power Up Lending Group, LTD has declared the Company in default of its obligations under the Note and has obtained a money Judgment (See Legal Proceedings above).

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

On September 11, 2017, the Company entered two Promissory Notes for $5,000 each with an unrelated private party. The Notes bear interest at the rate of 4% per annum and are due on January 30, 2018. These notes are currently in default.

On October 25, 2017 the Company entered into a Promissory Note for $29,500 with an unrelated private Party. The Note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. This note is currently in default.

On December 7, 2017 the Company entered into a Promissory Note for $9,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. This note is currently in default.

On January 5, 2018 Power Up Lending Group LTD. converted $855.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00061 for 1,401,639 common shares.

On January 22, 2018 GHS Investments, LLC. converted $717.20 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 1,630,000 common shares.

On February 1, 2018 the Company entered into a Promissory Note for $10,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of June 30, 2018. This note is currently in default

On March 6, 2018 Power Up Lending Group LTD. converted $1,790.00 of its $53,000 note dated January 5, 2017 at a conversion price of $0.0011 for 1,627,273 common shares.

On March 15, 2018 the Company entered two Promissory Notes for $5,000 each with an unrelated private party. The Notes bear interest at the rate of 4% per annum and are due on June 30, 2018. These notes are currently in default.

On March 21, 2018 Power Up Lending Group LTD. converted $1,610 of its $53,000 note dated January 5, 2017 at a conversion price of $0.00099 for 1,626,262 common shares.

On March 23, 2018 Auctus Fund LLC converted $191 of its $63,250 note dated December 16, 2016 at a conversion price of $0.000117 for 1,631,800 common shares.

On March 30, 2018 the Company entered into a Promissory Note for $3,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of June 30, 2018. This note is currently in default

On April 3, 2018 Power, up Lending Group LTD converted $2,440 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,033,333 common shares.

On April 9, 2018 GHS Investments converted $1,012 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 2,300,000 common shares.

On or about April 26, 2018, the Company sold 231,200 shares of Series B Preferred Stock for the amount of $15,000.

On or about November 19, 2018, the Company issued 1,328,000 shares of Series B Preferred Stock at par value of $0.0001 for the amount of $133

On Nov. 26, 2018 Power, up Lending Group LTD converted $3,985 of its $53,000 note dated January 5, 2017 at a conversion price of $.0015 for 2,656,667 common shares.

On Dec. 6, 2018 Power, up Lending Group LTD converted $3,445 of its $53,000 note dated January 5, 2017 at a conversion price of $.0013 for 2,657,692 common shares.

On Dec. 17, 2018 Power, up Lending Group LTD converted $3,190 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,658,333 common shares.

On Dec. 21, 2018 Power, up Lending Group LTD converted $2,735 of its $53,000 note dated January 5, 2017 at a conversion price of $.00103 for 2,655,340 common shares.

On Dec. 24, 2018 Power, up Lending Group LTD converted $2,740 of its $53,000 note dated January 5, 2017 at a conversion price of $.00103 for 2,660,194 common shares.

All outstanding common stock warrants expired on November 19, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

  Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2018 and 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

On December 20, 2018 President Trump signed the landmark bill which in effect legalized the growing of Hemp. Due to that bill it is now legal to transport Hemp across lines. This bill further accelerated the enormous expansion in the cannabis sector.

On October 23, 2018 the Company changed its focus solely to the production and distribution of Hemp (CBD) infused Teas and Herb products. Pursuant to that we have created a line of CBD infused Teas for distribution through our Joint Venture agreements with Florida based MarijuanaDoctor.com., with 15 locations statewide and with Simply Herbal a Health and Wellness center located in Tennessee, along with our e-Commerce store.

On August 6, 2018 the Company began production of Medical Hemp based CBD infused Teas and Herbs.

On July 27, 2017 the Company changed focus toward Nutraceuticals.

On April 12, 2017, the Company changes its name to MJ Biotech, Inc. to better represent the new direction of the Company.  MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

On December 28, 2016, the Company's wholly-owned subsidiary, BullsnBears Holdings, Inc., including all assets and liabilities and other certain liabilities of the Parent company including all monies owed Mr. Palladino, our former Chief Executive Officer, approximately $680,574 for funds he has advanced us for working capital was spun off spun-off through a share dividend to BNBI shareholders of record as of the close of business, with one share of BullsnBears Holdings Common Stock distributed for each one share of MJTV Common Stock owned as of the record date. Distribution of the shares is the responsibility of BullsnBears Holdings, Inc. and will take place upon the effectiveness of a Registration Statement filed with the U.S. Securities and Exchange Commission. We therefore no longer have these obligations on our books.

GOING CONCERN

We have incurred net losses of $15,298,151 since inception through December 31, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

RESULTS OF OPERATIONS - DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

We generated $0 in revenues during 2018, compared to $0 in 2017. While we reasonably expected to report our revenues in 2019 as a result of the focus of the company to Hemp based CBD products there is no guarantee that will occur

During 2018, our operating expenses of $136,534 is a decrease of $135,226 from the 2017 operating expenses of $271,760 which is due to a decrease in shares issued for Consulting in 2018.

During 2018, our interest expense of $210,697 decreased by $61,063 as compared to $271,760 in 2017, due to the decrease in the issuance of the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2018 we had a cash balance of $1 and a working capital deficit of $2,476,448 as compared to cash on hand of $82 and a working capital deficit of $1,796,827 as of December 31, 2017. As of December 31, 2018, we have relied on the issuance of convertible notes and other notes payable.

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

Cash Flows from Operating Activities

During the year ended December 31, 2018, the Company used ($33,081) of cash flow from operating activities compared with use of ($195,685) during the year ended December 31, 2017. The decrease in the use of cash flow from operating activities is mainly due to the change in business direction and development of new business model and plan

Cash Flows from Investing Activity

During the year ended December 31, 2018, the Company’s capital purchases were $0, compared to $0 for the year ended December 31, 2017.

Cash Flows from Financing Activities

During the years ended December 31, 2018, and 2017, the Company received $33,000 from the issuance of notes as well as preferred shares and $169,000 from proceeds from the issuance of convertible notes and non-convertible promissory notes payable.

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

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unrelated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Related Party Transactions

On November 19, 2018 the company issued 660,000 shares of preferred series B shares to Maxine Pierson as compensation for her services. Each preferred series B is convertible into 100 shares of the company’s common stock.

On May 28, 2018, Fernando Lopez resigned as the Chief Operating Officer and Director, of MJ Biotech, Inc. Mr. Lopez' resignation was due to personal reasons and did not reflect any concerns and/or disagreements relating to MJ Biotech, Inc., its operations, policies or practices.  Simultaneous with is resignation, Mr. Lopez agreed to return all company stock issued to him during the tenure of his association with MJ Biotech, Inc. As of this date the shares have not been returned.

On February 21, 2018 and on April 12, 2018 the company issued 1,000,000 shares of Common Stock to Maxine Pierson as compensation for her services

As of December 31, 2018, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. The provisional patent has since expired, and the Company has shifted its focus to the manufacture, sale and distribution of hemp derived CDB products.

In 2017, Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 1,696,400 preferred B shares of the Company and 400,000 preferred C shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of December 31, 2018, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

In January 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Ms. Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Ms. Morreale resigned as an Officer and Director of the Company and relinquished the 240,000 preferred B shares.

Also, in January 2017 the company issued 660,000 shares of preferred series B shares to Raj Pamnani in relation to the RP Capital acquisition.

Each preferred series B is convertible into 100 shares of the company’s common stock.

SUBSEQUENT EVENTS

During the Quarter Ended March 31, 2019 Power Up Lending Group, Ltd converted $101,515 of is Convertible Debt into 124,409,480 unrestricted Common Shares

During the Quarter Ended March 31, 2019 Vista Capital Investments LLC converted $5,700 of is Convertible Debt into 9,500,000 unrestricted Common Shares

During the Quarter Ended March 31, 2019 GHS Investments, LLC converted $5,300 of is Convertible Debt into 10,600,000 unrestricted Common Shares

During the Quarter Ended March 31, 2019 Auctus Fund LLC converted $2,946 of is Convertible Debt into 8,929,200 unrestricted Common Shares

During the Quarter Ended March 31, 2019 11,000,000 Common Shares were issued for services.

On February 4, 2019, the Company executed a non-binding Letter of Intent to acquire an operating Hemp Extraction CBD operating company. The Letter of Intent was accepted by the current owners of the Hemp Extraction CBD operating company.

On February 4, 2019 the Company terminated a Letter of Intent agreement to purchase a Cannabis Farm located in Oregon. This agreement to purchase was entered into October 15, 2018.

On March 11, 2019 the Company entered into a $36,000 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $6,250 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On May 8, 2019 the Company and VideoKall, Inc. Signed Letter of Intent for a Strategic Partnership in Telehealth which manufactures CLINICSTOP which is and unmanned Micro telehealth clinic.

On May 13, 2019 the Company entered into a new Loan agreement for $50,395 consolidating $13,000 of current loans at an interest rate of 6% per annum.

On May 16, 2019 the Company moved its principal executive offices from Wyoming to Florida.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31 , 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MJ Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MJ Biotech, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and has only generated minimal revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

\s\ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017. Spokane, Washington
July 9, 2019

MJ BIOTECH, INC.
Consolidated Balance Sheets
December 31,

	2018	2017
ASSETS
CURRENT ASSETS
Cash	$1	$82

TOTAL ASSETS	$1	$82

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$556,096	$451,838
Accounts payable – related party	89,376	92,007
Note payable – related party	26,780	2,536
Notes Payable	67,000	49,000
Convertible notes payable (net of discount)	607,425	408,630
Derivative Liability	1,129,772	792,898
Total Current Liabilities	$2,476,449	$1,796,909

Total Liabilities	$ 2,476,449	$ 1,796,909

Commitments and Contingencies	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, 5,273,700 and 3,554,000 issued or outstanding respectively, as of December 31, 2018 and December 31, 2017 respectively,	$528	$356
Common stock; $0.0001 par value, 980,000,000 shares authorized, 66,636,816 and 32,303,283 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	6,664	3,231
Additional paid-in capital	12,814,511	12,659,977
Accumulated deficit	(15,298,151)	(14,460,391)
Total Stockholders' Equity (Deficit)	$(2,476,448)	$(1,796,827)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1	$82

The accompanying notes are an integral part of these consolidated financial statements.

MJ BIOTECH, INC.
Consolidated Statements of Operations
For the Years ended December 31,

	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES

Management and consulting fees	12,000	76,503
Shares issued for consulting	42,590	289
Professional fees	47,879	81,117
Advertising	-	57,585
General and administrative	34,065	56,266

Total Operating Expenses	136,534	271,760

OPERATING LOSS	(136,534)	(271,760)

OTHER INCOME (EXPENSE)
Finance Fees	(77,825)	(357,967)
Gain (loss) on derivative liability	(412,705)	(221,914)
Interest expense	(210,696)	(219,707)

Total Other Income (Expense)	(701,226)	(799,588)

NET LOSS	$(837,760)	$(1,071,348)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	49,705,635	26,662,130

The accompanying notes are an integral part of these consolidated financial statements.

MJ BIOTECH, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
December 31, 2018

					Additional	Accumulated	Total
					Paid-in	Deficit	Stockholders’
	Common Stock		Preferred Stock		Capital		Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance, December 31, 2016	22,315,946	$2,232	664,000	$67	$12,439,407	$(13,389,043)	$(947,337)

Shares issued for Note Conversion	18,412,337	1,842			219,727		221,569
		-					-
Cancelled Shares for Consulting	(8,425,000)	(843)			843		-
Preferred shares issued for services			2,890,000	289	-		289
Net loss						(1,071,348)	(1,071,348)
							-
Balance, December 31, 2017	32,303,283	$3,231	3,554,000	$356	$12,659,977	$(14,460,391)	$(1,796,827)

Shares Issued for Services	8,795,000	880	1,488,500	149	41,561		42,589
Shares issued for Note Conversion	25,538,533	2,554	-	-	97,996	-	100,550
Preferred Shares issued for cash			231,200	23	14,977		15,000
							-
Net loss						(837,760)	(837,760)
							-
Balance, December 31, 2018	66,636,816	$6,664	5,273,700	$528	$12,814,511	$(15,298,151)	$(2,476,448)

 The accompanying notes are an integral part of these consolidated financial statements.

.

MJ BIOTECH, INC.
Consolidated Statements of Cash Flows
For the Years ended December 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(837,760)	$(1,071,348)
Items to reconcile net loss to net cash used in operating activities:

Change in Debt discount	86,925	84,688
Financing fees, Shares issued and note penalties	136,588	251,916
Shares issued for consulting	42,590	289
Changes in operating assets and liabilities
Change in Accounts Receivable	-	1,000
Change in Derivative Liability	412,705	325,407
Increase in accounts payable and accrued liabilities	104,123	204,090
Increase in accounts payable and accrued liabilities - related party	21,613	8,273
Net Cash Used in Operating Activities	(33,081)	(195,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds issuance of Preferred stock	15,000	-
Proceeds (payments) from notes payable	18,000	169,000
Net Cash Provided by Financing Activities	33,000	169,000

Increase (Decrease) in Cash	(81)	(26,685)

CASH, BEGINNING OF PERIOD	82	26,767

CASH, END OF PERIOD	$1	$82

Supplemental Information:
Interest Paid in Cash	$-	$-
Taxes	$-	$-

Supplemental Non - Cash Disclosure:
Shares issued for services	$42,590	$ 289
Shares issued for Note conversions	$100,550	$ 221,568

The accompanying notes are an integral part of these consolidated financial statements.

MJ BIOTECH INC.

Notes to the Consolidated Financial Statements

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On April 12, 2017, the Company changed its name to MJ Biotech, Inc. to better represent the new direction the Company.  MJ Biotech has also changed its state of incorporation to the state of Wyoming. The change of domicile took place on August 25, 2017.

On July 27, 2017 the Company changed focus toward Nutraceuticals.

On August 6, 2018 the Company began production of Medical Hemp based CBD infused Teas and Herbs.

On October 23, 2018 the Company changed its focus solely to the production and distribution of Hemp (CBD) infused Teas and Herb products. Pursuant to that we have created a line of CBD infused Teas for distribution through our Joint Venture agreements with Florida based MarijuanaDoctor.com., with 15 locations statewide and with Simply Herbal a Health and Wellness center located in Tennessee, along with our e-Commerce store.

On December 20, 2018 President Trump signed the landmark bill which in effect legalized the growing of Hemp. Due to that bill it is now legal to transport Hemp across lines. This bill further accelerated the enormous expansion in the cannabis sector.

Agreements

During the year 2018 the Company entered into the following Agreements on;

On October 4 the Company executed a non-binding Letter of Intent to acquire an operating Cannabis Farm located in Oregon. The Letter of Intent was accepted by the current owners of the Cannabis Farm. This agreement was terminated February 4, 2019 .

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

On November 27, 2018 MJ Syndicated, Inc a Florida Corporation signed a Joint Venture Agreement with SIMPLY HERBALS, Nervanah Herbal Medicine Company (the Joint Venture Partners, JVP), whereas SIMPLY HERBAL will have exclusive rights to sell the CBD TEA in the State of Tennessee

Audited Financial Statements

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through December 31, 2018, the Company has generated minimal revenues and has an accumulated deficit of ($15,298,151). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to generate profits from the Company’ s future operations, identify future investment opportunities and obtain the necessary debt or equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had accumulated deficit of $15,298,151    as of December 31, 2018 so the diluted EPS excluded all dilutive potential shares in the diluted EPS because their effect is anti-dilutive. The Company had outstanding warrants to purchase 5,000,000 shares of common stock all of which expired November 2017. The Company also has outstanding notes with interest of $69,895 and convertible notes with interest of $818,122 that could be converted into additional shares as of December 31, 2018.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•Level 1:  Quoted prices in active markets for identical assets or liabilities.

•Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility of 363% and using a risk free interest rate of 2.63%

The Company’s financial instruments consist of cash, accounts payable, convertible notes payable, advances from related parties, and derivative liabilities. The estimated fair value of cash, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

The carrying amounts of the Company’s financial instruments as of December 31, 2017 and 2018, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$792,898	$792,898

Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$1,129,772	$1,129,772

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

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes –Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of December 31, 2018, we had a net operating loss carry-forward of approximately $(15,298,151) and a deferred tax asset of approximately $3,212,612 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(3,212,612).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2017	December 31, 2018
Deferred Tax Asset	$ 1,013,316	$ 3,212,612
Valuation Allowance	(1,013,316)	(3,212,612)
Deferred Tax Asset (Net)	$ -	$ -

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

For the years ended December 31, 2018, and 2017, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended December 2014 through 2018 could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

In August 2018, the FASB amended Fair Value Measurement (Topic 820) The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial statements or its financial position or results of operations.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2017 or 2018.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Services

On November 19, 2018 the company issued 660,000 shares of preferred series B shares to Maxine Pierson as compensation for her services. Each preferred series B is convertible into 100 shares of the company’s common stock.

On May 28, 2018, Fernando Lopez resigned as the Chief Operating Officer and Director, of MJ Biotech, Inc. Mr. Lopez' resignation was due to personal reasons and did not reflect any concerns and/or disagreements relating to MJ Biotech, Inc., its operations, policies or practices.  Simultaneous with is resignation, Mr. Lopez agreed to return all company stock issued to him during the tenure of his association with MJ Biotech, Inc. As of this date the shares have not been returned.

On February 21, 2018 and on April 12, 2018 the company issued 1,000,000 shares of Common Stock to Maxine Pierson as compensation for her services

As of December 31, 2018, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. The provisional patent has since expired, and the Company has shifted its focus to the manufacture, sale and distribution of hemp derived CDB products.

In 2017, Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 1,696,400 preferred B shares of the Company and 400,000 preferred C shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of December 31, 2018, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

In January 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Ms. Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Ms. Morreale resigned as an Officer and Director of the Company and relinquished the 240,000 preferred B shares.

Also, in January 2017 the company issued 660,000 shares of preferred series B shares to Raj Pamnani in relation to the RP Capital acquisition.

Each preferred series B is convertible into 100 shares of the company’s common stock.

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

On January 30, 2017 Vista Capital converted $14,500 of its $60,500 note dated March 23, 2016 at a conversion price of $0.01375 for 1,054,545 shares.

On February 22, 2017 Tangiers Investment Group, LLC converted $10,119 of its $121,000 note dated February 4, 2016 at a conversion price of $.0061 for 1,658,852 shares.

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

On April 3, 2018 Power, up Lending Group LTD converted $2,440 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,033,333 common shares.

On April 9, 2018 GHS Investments converted $1,012 of its note originally owned by Tangiers Investment Group, LLC dated March 24, 2016 at a conversion price of $0.00044 for 2,300,000 common shares.

On Nov. 26, 2018 Power, up Lending Group LTD converted $3,985 of its $53,000 note dated January 5, 2017 at a conversion price of $.0015 for 2,656,667 common shares.

On Dec. 6, 2018 Power, up Lending Group LTD converted $3,445 of its $53,000 note dated January 5, 2017 at a conversion price of $.0013 for 2,657,692 common shares.

On Dec. 17, 2018 Power, up Lending Group LTD converted $3,190 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,658,333 common shares.

On Dec. 21, 2018 Power, up Lending Group LTD converted $2,735 of its $53,000 note dated January 5, 2017 at a conversion price of $.00103 for 2,655,340 common shares.

On Dec. 24, 2018 Power, up Lending Group LTD converted $2,740 of its $53,000 note dated January 5, 2017 at a conversion price of $.00103 for 2,660,194 common shares.

NOTE 3A - PROMISSORY NOTES PAYABLE

On September 11, 2017, the Company entered two Promissory Notes for $5,000 each with an unrelated private party. The Notes bear interest at the rate of 4% per annum and are due on January 30, 2018. These notes are currently in default.

On October 25, 2017 the Company entered into a Promissory Note for $29,500 with an unrelated private Party. The Note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. This note is currently in default.

On December 7, 2017 the Company entered into a Promissory Note for $9,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of April 30, 2018. This note is currently in default.

On February 1, 2018 the Company entered into a Promissory Note for $10,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of June 30, 2018. This note is currently in default

On March 15, 2018 the Company entered two Promissory Notes for $5,000 each with an unrelated private party. The Notes bear interest at the rate of 4% per annum and are due on June 30, 2018. These notes are currently in default.

On March 30, 2018 the Company entered into a Promissory Note for $3,000 with an unrelated private Party. The note bears interest at the rate of 4% per annum and has a due date of June 30, 2018. This note is currently in default

NOTE 4 - DERIVATIVE LIABILITY

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable has conversion rates which are indexed to the market value of the Company’s common stock price. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility of 363% and using a risk-free interest rate of 2.63%

Price protection clauses of the conversion features of the 2017 and 2018 convertible notes (see Note 3) triggered derivative accounting under GAAP

.

Derivative Liability
Balance as of December 31, 2016	$467,491
Additions	109,267
Conversions	(5,774)
Change in derivative liability	221,914
Ending Balance December 31, 2017	$792,898
Additions	-
Conversions	(75,831)
Change in derivative liability	412,705
Ending Balance December 31, 2018	$1,129,772

NOTE 5 - COMMON STOCK AND COMMON STOCK WARRANTS

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

On January 22, 2018 the Company issued 3,920,000 shares for services valued at $19,620.

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

During the Quarter ended June 30, 2018 the Company issued Shares for services 4,875,000 valued at $24,400.

On Nov. 26, 2018 Power, up Lending Group LTD converted $3,985 of its $53,000 note dated January 5, 2017 at a conversion price of $.0015 for 2,656,667 common shares.

On Dec. 6, 2018 Power, up Lending Group LTD converted $3,445 of its $53,000 note dated January 5, 2017 at a conversion price of $.0013 for 2,657,692 common shares.

On Dec. 17, 2018 Power, up Lending Group LTD converted $3,190 of its $53,000 note dated January 5, 2017 at a conversion price of $.0012 for 2,658,333 common shares.

On Dec. 21, 2018 Power, up Lending Group LTD converted $2,735 of its $53,000 note dated January 5, 2017 at a conversion price of $.00103 for 2,655,340 common shares.

On Dec. 24, 2018 Power, up Lending Group LTD converted $2,740 of its $53,000 note dated January 5, 2017 at a conversion price of $.00103 for 2,660,194 common shares.

NOTE 6 PREFERRED STOCK

As of December 31, 2018, the Company had 4,000 Preferred A shares, 5,109,700 Preferred B shares and 160,000 Preferred C shares. All issued and outstanding Preferred shares have a par value $.0001 per shares.

During the year ended December 31, 2014, the Company sold $5,000 principal amount of Series “A” 5% Cumulative Convertible Preferred Stock, at a price of $1.25 per Share.  These Shares bear annual cumulative dividends of 5%, payable at the option of the Company in cash or Shares of Common Stock.  At the option of the holder, beginning one year from the date of issuance the Shares are convertible into Shares of Common Stock at a price of $1.25 per Share.

Of the Preferred B shares that were issued during the year ended 2018, 660,000 were issued to current Officers and members of the Board of Directors. Each preferred series B is convertible into 100 shares of the company’s common stock.

On or about November 19, 2018, the Company issued 1,328,000 shares of Series B Preferred Stock at par value of $0.0001 for the amount of $133

On or about April 26, 2018, the Company sold 231,200 shares of Series B Preferred Stock for the amount of $15,000.

Prior to June 30, 2018 the Company issued 955,000 shares of Series B Preferred Stock for services valued at $4,780.

In February 2017 the Company’s CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and refilled increasing the protection covering more than 10 delivery methods. In February 2017 the Company’s Chief Executive Officer, James M. Farinella, was issued 660,000 Preferred B shares. The Company agreed to issue these shares to Mr. Farinella in 2016 for him joining the Company as an Officer and Director. Mr. Farinella surrendered 120,000 Preferred B shares to pay of loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. At the end of December 31, 2018 Mr. Farinella owned 1,696,400 Shares of Preferred B stock and 400,000 Shares of Preferred C stock.

In January 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Ms. Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Ms. Morreale resigned as an Officer and Director of the Company and relinquished the 240,000 preferred B shares.

Also, in January 2017 the company issued 660,000 shares of preferred series B shares to Raj Pamnani in relation to the RP Capital acquisition.

In August of 2016 the Company also created a Certificate of Designation for a preferred C class as an investment class of stock that carries no voting rights and converts into 100 shares of common for every preferred C share owned.  Additionally, these shares only allow the holder to convert into common and own no more than 9.9% of the outstanding at any point in time. There are 160,000 Preferred C shares issued and outstanding as of December 31, 2018.

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

We have incurred net losses of $15,298,151 since inception through December 31, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our loss from operations and working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

 On September 1, 2015, the Company received notice of an Administrative Complaint filed by the State of Florida Office of Financial Regulation (OFR) concerning certain private placement investments received by the Company during the period from 2011 to 2013 and the applicability of the registration exemption provisions of the Florida Statutes to said investments.  The Company vigorously disputes the legal basis for this Administrative Complaint as it relates to the Company.  Written submissions were presented to the OFR and the OFR designated hearing officer has rendered a recommendation that the Company should be fined in the amount of $980,000. The Company had reached a settlement with the OFR in the amount of $25,000.  The Company was unable to pay the settlement amount and on July 3, 2017 an Order was entered against the Company, and in favor of the ORF, in the full amount sought of $980,000.  As of the date of this Report, June 27, 2019 no Judgment has been entered. When the Company has the resources available it will contact the OFR to try to resurrect the prior settlement. The Company believes that it is likely that the previous offer of $25,000 will be accepted.  This potential debt of $25,000 is included in account payable on the balance sheet

On June 27, 2017 an assignor to the Company’s former auditors (Friedman LLP) filed Suit against the Company in Superior Court of the State of New Jersey, Camden County, for $13,390 in alleged open invoices.  Despite not being properly served the Plaintiff moved for, and received, a default Judgment for the $13,390, which was the full amount sought by the Plaintiff.

On November 21, 2017 Power Up Lending Group, LTD. (“Power Up”) filed a Complaint in the United States District Court for the Eastern District of New York alleging the Company has defaulted on three convertible promissory notes in the aggregate amount of $155,000.   It is the Company’s position that it has not yet been properly served with the Summons and Complaint.  On January 7, 2019 Power Up obtained (the Company feels improperly) a Judgment in the amount of $163,569.96.  This is recorded on the Balance Sheet as notes and accrued interest. The Company intends to file a motion to vacate the Judgment when it has funds to do so. As of June 27, 2019, the date of this Report: Power Up Lending Group, LTD converted over $101,515 of principal and interest leaving a Judgment balance of $62,054.96.

NOTE 9 - SUBSEQUENT EVENTS

During the Quarter Ended March 31, 2019 Power Up Lending Group, Ltd converted $ 101,515 of is Convertible Debt into 124,409,480 unrestricted Common Shares

During the Quarter Ended March 31, 2019 Vista Capital Investments LLC converted $ 5,700 of is Convertible Debt into 9,500,000 unrestricted Common Shares

During the Quarter Ended March 31, 2019 GHS Investments, LLC converted $ 5,300 of is Convertible Debt into 10,600,000 unrestricted Common Shares

During the Quarter Ended March 31, 2019 Auctus Fund LLC converted $ 2946 of is Convertible Debt into 8,929,200 unrestricted Common Shares

During the Quarter Ended March 31, 2019 11,000,000 Common Shares were issued for services.

On February 3, 2019, the Company executed a non-binding Letter of Intent to acquire an operating Hemp Extraction CBD operating company. The Letter of Intent was accepted by the current owners of the Hemp Extraction CBD operating company.

On February 4, 2019, the Company executed a non-binding Letter of Intent to acquire an operating Hemp Extraction CBD operating company. The Letter of Intent was accepted by the current owners of the Hemp Extraction CBD operating company.

On February 4, 2019 the Company terminated a Letter of Intent agreement to purchase a Cannabis Farm located in Oregon. This agreement to purchase was entered into October 15, 2018.

On March 11, 2019 the Company entered into a $36,000 12% Convertible Promissory Note with Auctus Fund, LLC, a non-affiliate.  The term is for nine months, with an original issuance discount of $6,250 for due diligence and legal costs.  The Note is convertible at the option of the Holder into Common Stock of the Company at a conversion price which shall be equal to the lower of $.09 or 50% of the lowest trading price of the Company’s Common Stock during the 25 trading days prior to the election to convert. See Note 4 for discussion of the derivative liability.

On May 8, 2019 the Company and VideoKall, Inc. Signed Letter of Intent for a Strategic Partnership in Telehealth which manufactures CLINICSTOP which is and unmanned Micro telehealth clinic.

On May 13, 2019 the Company entered into a new Loan agreement for $50,395 consolidating $13,000 of current loans at an interest rate of 6% per annum.

On May 16, 2019 the Company moved its principal executive offices from Wyoming to Florida

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) as a result of material weaknesses. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our Chief Executive Officer who is our sole officer and also serves as our Chief Financial Officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our Chief Executive Officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.  During 2019 we expect to engage an outside accounting firm with expertise in both GAAP and SEC reporting requirements to assist us in the preparation of our financial statements.  However, until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions

Maxine C. Pierson	74	CEO, CFO and Director

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

Committees of our Board of Directors

We have not established any committees of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. We have not expanded our Board and therefore have yet to establish an Audit, Compensation and or Nominating Committees.

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

·

handling of books and records,

·

public disclosure reporting,

·

insider trading,

·

discrimination and harassment,

·

health and safety,

·

conflicts of interest,

·

competition and fair dealing, and

·

protection of company assets.

We have previously filed a copy of our Code of Business Conduct and Ethics. A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 4784 North Congress Ave. Suite 1102, Boynton Beach, Florida, 33426.

Director compensation

We have established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. Our directors were not compensated for their services in 2018.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Securities Exchange Act of 1934, and therefore our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2018.

ITEM 11. EXECUTIVE AND DIRECTORS COMPENSATION

The following table summarizes Executive compensation recorded by the Company in 2018 and 2017 for:

·

our principal executive officer or other individual serving in a similar capacity,

·

our most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” Change the name of the chart below and compensation

SUMMARY COMPENSATION TABLE

Name and principal position officer	Year	Salary ($)	Bonus ___($)__________	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Maxine C. Pierson	2017	0	0	0	0	0	0	0	0
Maxine C. Pierson	2018	2,000	0	0	0	0	0	0	2,000

Name and principal position director	Year	Salary ($)	Bonus ___ ($)__________	Stock Awards ($)	Option Awards ($)	No Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Maxine C. Pierson	2017	0	0	0	0	0	0	0	0
Maxine C. Pierson	2018	100	0	0	0	0	0	6,700	6,700

Maxine Pierson served as our Chief Executive Officer from June 27, 2017 to present, and as a Director, Chairman of the Board of Directors, to date.

Currently the Director receives 1,000,000 common shares per year.

How the executive’s compensation is determined

We are not a party to an employment agreement with Maxine Pierson our current Chief Executive Officer. Our executive’s compensation is paid in the form of a Common Shares and Preferred shares MJ Biotech, Inc., of stock. The salary is determined by our board of directors of which she is a member. The Board considered a number of factors in determining their compensation including the scope of their duties and responsibilities to our company and the time they devote to our business. The Board did not consult with any experts or other third parties in fixing the amount of their compensation. The amount of compensation payable to them can be increased at any time upon the determination of the board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

		OPTION AWARDS					STOCK AWARDS
Equity
Incentive
								Equity	Plan
								Incentive	Awards
								Plan	Market or
			Equity					Awards	Payout
			Incentive					Number of	Value of
			Plan				Market	Unearned	Unearned
			Awards				Value	Shares,	Shares
	Number of	Number of	Number of				of Shares	Units or	Units or
	Securities	Securities	Securities				or Units	Other	Other
	Underlying	Underlying	Underlying			Number	of Stock	Rights	Rights
	Unexercised	Unexercised	Unexerdised	Option		of Shares	That	that	That
	Options	Options	Unearned	Exercised	Options	or Units	Have	Have Not	Have Not
Name	(#)	(#)	Options	Price	Expiration	of Stock	Not Vested	Vested	Vested
Date	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
Maxine Pierson
2017	0	0	0	0	0	1,000,000	0	0	0

Maxine Pierson
2018	0	0	0	0	0	1,000,000	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2018, we have classes of voting stock; Common Stock and Preferred B Stock. The common stock votes one share of Common Stock equals one (1) vote. The preferred B stock votes one share of Preferred B equals one thousand (1,000) votes. The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018 as held by:

each person known by us to be the beneficial owner of more than 5% of our common stock;

·

each of our directors;

·

each of our named executive officers; and

·

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 4781 North Congress Ave. Suite 1102, Boynton Beach, Florida 33426.

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

Name and Address of Beneficial Owner	Shares	%
CEDE & CO	37,532,660	56.3%
PO BOX 222 BOWLING GREEN NEW YORK US

———————

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 19, 2018 the company issued 660,000 shares of preferred series B shares to Maxine Pierson as compensation for her services. Each preferred series B is convertible into 100 shares of the company’s common stock.

On May 28, 2018, Fernando Lopez resigned as the Chief Operating Officer and Director, of MJ Biotech, Inc. Mr. Lopez' resignation was due to personal reasons and did not reflect any concerns and/or disagreements relating to MJ Biotech, Inc., its operations, policies or practices.  Simultaneous with is resignation, Mr. Lopez returned all company stock issued to him during the tenure of his association with MJ Biotech, Inc

On February 21, 2018 and April 12, 2018, the company issued 1,000,000 shares of Common Stock to Maxine Pierson as compensation for her services

As of December 31, 2017, the company owes Integrated Capital Partners, Inc. (Nevada) $70,596 in expenses paid for the Company. The Company’s former CEO (James Farinella) is the controlling shareholder of Integrated Capital Partners, Inc. (Nevada).

In February 2017 the Company’s then CEO, James Farinella, assigned his rights to the Voluptas provisional patents that he owns and all intellectual property rights to Voluptas for 2,350,000 preferred B shares of the Company. On May 10, 2017 the provisional patent was updated and re-filed increasing the protection covering more than 10 delivery methods. The provisional patent has since expired. Mr. Farinella surrendered 120,000 Preferred B shares to pay off loans owed to three trust accounts and those trust accounts were issued 40,000 preferred C shares each. James Farinella now owns 1,696,400 preferred B shares of the Company and 400,000 preferred C shares of the Company. James Farinella also retired 8,425,000 common shares and now owns no common shares of the Company. As of December 31, 2018, the Company owes James M. Farinella the previous CEO, $3,036 in expenses paid for the Company.

In January 2017 the Company’s Chief Operating Officer, Gina Morreale, was issued 240,000 Preferred B shares. The Company agreed to issue these shares to Miss Morreale in 2016 for her joining the Company as an Officer and Director. Subsequently, Gina Morreale resigned as an officer and director of the Company and relinquished the 240,000 preferred B shares.

Also, in January 2017 the company issued 660,000 shares of preferred series B shares to Raj Pamnani related to the RP Capital acquisition.

Each preferred series B is convertible into 100 shares of the company’s common stock, for research and development services.

Revenue

In January through December of 2018, the Company had no sales activity.

Director Independence

There are no independent directors

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our principal accountants 2018 Audit.

Fee Category	2018	2017
Audit Fees	$16,600	12,500
Audit-related Fees	$0	0
Tax Fees	$0	0
All Other Fees	$0	0
Total Fees	$16,600	12,500

Independent Accountants.

The Company’s Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm effective as of October 23, 2017. During the two most recent fiscal years and through the date of engagement, the Company did not consult with Fruci regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1) (v)). Prior to engaging Fruci, Fruci did not provide the

Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from KLJ to Fruci.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors-We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15. EXHIBITS.FINANCIAL STATEMENT SCHEDULES.

(a)(2)

Financial Statements. See the audited financial statements for the years ended December 31, 2018 and 2017 contained in Item 8 above.

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

*filed herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be  deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ BIOTECH, INC.

July 10, 2019	By:	/s/ Maxine C. Pierson
Maxine C. Pierson Chief Executive Officer